Form 10KSB
period 1995-12-31
NATIONAL ADVERTISING GROUP INC
filed 1997-04-25
CIK 878788

UNITED STATES


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C., 20549

                                   FORM 1O-KSB
                                   (Mark One)

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                       EXCHANGE ACT OF 1934 (FEE REQUIRED)

                   For the fiscal year ended December 31, 1995

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE Act OF 1934 (No Fee Required)

                 For the transition period from ______ to _____

                         Commission file number: 0-19505

                         NATIONAL ADVERTISING GROUP INC.
                         -------------------------------
                 (Name of small business issuer in its charter)

       FLORIDA                                         65-0274107
       -------                                         ----------
       State or other Jurisdiction of                 (I.R.S. Employer
       incorporation or organization                   Identification Number)

                   P.O. BOX 490914 KEY BISCAYNE, FLORIDA 33149
                   -------------------------------------------
                    (Address of principal executive offices)

                    Issuer's telephone number: (305) 373-3322

           Securities registered pursuant to Section 12(b) of the Act:

        TITLE OF EACH CLASS           NAME OF EACH EXCHANGE ON WHICH REGISTERED
        -------------------           -----------------------------------------
        NONE                          NONE

           Securities registered pursuant to section 12(g) of the Act:

                          COMMON STOCK $.001 PAR VALUE
                          ----------------------------
                                (Title of Class)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or is (d) of the Securities Exchange Act of1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Issuer's revenues for its most recent fiscal year were $0.

The aggregate market value of the voting stock held by non-affiliates was approximately $0 as of February 15, 1997, based on the closing sale price of $Nil (not traded as of February 15, 1997).

The number of shares of common stock outstanding as of February 15, 1997 was 9,403,000.

                        National Advertising Group, Inc.

                                   Form 10-KSB

                                TABLE OF CONTENTS



                                     PART I
                                                                        PAGE
                                                                        ----

ITEM 1.       Description of Business.                                     1

ITEM 2.       Description of Property.                                     2

ITEM 3.       Legal Proceedings.                                           2

ITEM 4.       Submission of Matters to a Vote of
                Security Holders.                                          2

                                     PART II

ITEM 5.       Market for Common Equity
                And related Stockholder Matters.                           2

ITEM 6.       Management's Discussion and Analysis
                Or Plan of Operation.                                      3

ITEM 7.       Financial Statements.                                        3

                                    PART III

ITEM 9.       Directors, Executive Officers, Promoters
                And Control Persons; Compliance with Section
                16 (a) of the Exchange Act.                                3

ITEM 10.      Executive Compensation.                                      4

ITEM 11.      Security Ownership of Certain
                Beneficial Owners and Management.                          5

ITEM 12.      Certain Relationships and Related
                Transactions.                                              5

ITEM 13.      Exhibits and Reports on Form 8-K.                            6

                                     PART I



ITEM 1. DESCRIPTION OF BUSINESS.

GENERAL

National Advertising Group, Inc. (the Company), a Florida corporation, which was formed in July 1991, primarily to engage in the telemarketing and sale of business or consumer products. As of the date of this report, the Company has not commenced active business operations. The Company intends to commence active operations during the next fiscal year, but there can be no assurance that it will be able to commence such active operations. The commencement of active Company business operations is contingent upon the closing on one or more acquisitions which the Company anticipates considering during the upcoming fiscal year. As of the date of this report, no definitive agreements have been reached with any business entity and no target industry has been identified.

COMPETITION

Numerous companies located in South Florida and throughout the United States will compete vigorously with the Company for target acquisition candidates. Venture capital companies as well as established corporations and entities, most of which have greater resources than the Company will vie for such acquisition candidates.

PERSONNEL

As of February 15, 1997, the Company had only one employee, its Chief Executive Officer and a director of the Company, Angel L. Lorie, Jr. If a business combination is consummated, the Company anticipates hiring a staff to accommodate such business.

REGULATORY MATTERS

The Company does not yet know what business it will enter as this is dependent on which target acquisition the Company determines to purchase; however all industries have generally become increasingly regulated in recent years. The Company is likely to be subject to the various States, Federal and local laws, rules, regulations and acts once it commences active operations.

ITEM 2. DESCRIPTION OF PROPERTY

The Company currently occupies space for its headquarters in the office of Angel
L. Lorie, Jr. and does so without a lease and with no obligation to pay rent. It is anticipated that upon the closing of a business combination, the Company will enter into a lease or purchase property from which it will operate.

ITEM 3. LEGAL PROCEEDINGS.

No legal proceedings are pending or known to be threatened against the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY OWNERS.

In the final quarter of the year, no matters were submitted to a vote of security holders.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's shares of common stock were not traded during the fiscal year ended December 31, 1995. The Company does not anticipate the commencement of a market for its securities until, and unless, a business combination is consummated. As such, there is no guarantee that the common stock will commence trading or that any trading will be active.

On February 15, 1997, the approximate number of record holders of the common stock of the Company was 95.

To date, the Company has not paid any dividends on its common stock and does not expect to pay any dividends in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

PLAN OF OPERATION.

As previously disclosed, the Company had no revenues in any fiscal years. During the upcoming fiscal year, the Company intends to actively pursue a business combination through either a merger, a reverse merger, or acquisition. Since the Company has almost no assets, the Company will probably issue additional stock if it is able to consummate a business combination. Until such time as a business combination is consummated, the Company will incur only minor expenses, such as its audit fees, and as such it should be able to meet its cash requirements for the forthcoming fiscal year.

ITEM 7. FINANCIAL STATEMENTS.

Reference is made to the financial statements attached hereto, commencing on page F-1, which are incorporated by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On February 14, 1997, the company changed its independent certified public accountants to Dohan and Company, CPA's. There we no disagreements with its prior accountants.

                                    PART III

ITEM 9. DIRECTORS, AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth certain information with respect to the Company's Officers, Directors and key employees:

NAME                           POSITIONS WITH THE COMPANY
----                           --------------------------
Angel L. Lorie, Jr.            Director, President, Chief Executive Officer,
                               Chief Financial Officer and Secretary

Angel L. Lorie, Jr., is the current Chief Executive Officer, Chief Financial Officer and a Director and Secretary of the Company. Mr. Lorie has been an active real estate developer since 1970, and a real estate developer within the State of Florida since 1980. Mr. Lorie was the owner and President of Lorie & Associates, a mortgage banking and construction firm, from 1972 to 1978. He was Executive Vice President and Director of EHG Enterprises, Inc. in 1981. From 1964 to 1993, he held several positions with real estate development and multinational corporations, including ITT Corporation. Mr. Lorie is also President of Diversified Capital Resources, Inc., which is a company which he founded two years ago and which is engaged in investment banking. In addition, Mr. Lorie is the president and owner of Florida Atlantic Group, Inc., which is a holding company.

All directors hold office until the next annual meeting of shareholders of the Company or until their successors are elected and qualified. Officers hold office until their successors are chosen and qualified, subject to earlier removal by the Board of Directors. The Company does not have an executive, nominating, compensation or audit committee.

ITEM 10. EXECUTIVE COMPENSATION.

The following summary compensation table sets forth the aggregate compensation paid to Mr. Lorie, as the Company's president, chief executive officer, and only officer and only employee. No employment agreement exists with any individuals. There are no stock options or warrants, or bonds or profit sharing plans, with respect to any individuals employed by the company.

SUMMARY COMPENSATION TABLE


    NAME AND                             SALARY              OTHER          RESTRICTED
PRINCIPAL POSITION           YEAR       AND BONUS        COMPENSATION      STOCK AWARDS
------------------           ----       ---------        ------------      ------------

Angel L. Lorie, Jr.
President and                1993           6,500             0           6,500,000 (1)
Chief Executive
Officer                      1994               0             0                   0

                             1995           7,380             0           8,380,000 (1)

All Executives
Officers as a
Group (1 person)             1995               0             0           8.380,000 (1)


(1) On August 15, 1993, the Company issued 6,500,000 shares of common stock to its president at par ($.00l) in exchange for services rendered to the Company. Subsequently, on September 1, 1994, the Company redeemed the shares. On March 15, 1995, the Company issued 8,380,000 shares of Common Stock to Florida Atlantic Group, Inc., which is a company controlled by Mr. Lorie, in exchange for services rendered to the Company and $1,000 in expenses paid.

     The Company's directors do not receive compensation for acting in this capacity.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the holdings of Common Stock by each person who, as of February 15, 1997, held of record, or was known by the Company to own beneficially more than five percent of the outstanding Common Stock of the Company, by each Director and Officer of the Company and by all Directors and officers of the Company as a group.

Names and Address of Beneficial Owner:


NATURE OF BENEFICIAL                                  PERCENTAGE OF COMMON
       OWNERSHIP                  NO. OF SHARES         SHARES OUTSTANDING
--------------------              -------------       --------------------

Angel L. Lorie, Jr.(1)            8,380,000(1)                 89.12%


All Directors and Officers
   as a group (1 person)          8,380,000                    89.12%

(1) All of Mr. Lorie's shares are owned by Florida Atlantic Group, Inc., which is a company controlled by Mr. Lorie.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On August 15, 1993, the Company had issued 6,500,000 shares of its common stock to its Chief Executive Officer, Angel L. Lorie, Jr. The shares were issued to Mr. Lorie in consideration of services he rendered to the Company and expenses incurred on its behalf. On September 1, 1994, Mr. Lorie resigned as president of the Company and his shares were redeemed by the Company. On March 15, 1995, Mr. Lorie was once again elected as the Company's president and chief executive officer and the Company then issued 8,380,000 shares of Common Stock to Florida Atlantic Group, Inc., which is a company controlled by Mr. Lorie. The shares were issued in consideration for services provided by Mr. Lorie and expenses paid.

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

Exhibits:

         (3)  Registrant's   Articles  of   Incorporation   and  by-laws  are
incorporated by reference to the Registrant's previous filing with the Commission.
         (4) Form of Registrant's Common Stock Certificate is incorporated by reference to the Registrant's to the Registrant's previous filing with the Commission.

         b. Reports on Form 8-K. No reports were filed for the last quarter of the fiscal year covered by this report.

                                   SIGNATURES


         In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 18,1997


                                               NATIONAL ADVERTISING GROUP, INC.



                                            By:  /s/  ANGEL L. LORIE, JR.
                                                -----------------------------
                                                 Angel L. Lorie, Jr., President

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: February 18, 1997



                                               By:    /s/ ANGEL L. LORIE, JR.
                                                      ------------------------
                                                      Angel L. Lorie, Jr.
                                                      President & Director

                            Dohan and Company, CPA's
                       7700 North Kendall Drive, Suite 204
                              Miami, Florida 33156




Report of Independent Certified Public Accountants


Board of Directors
National Advertising Group, Inc.

We have audited the accompanying balance sheet of National Advertising Group, Inc. (a development stage company) as of December 31, 1995, and the related statements of operations, changes in stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of National Advertising Group, Inc., as of December 31, 1994, were audited by other auditors whose report dated March 17, 1995, expressed an unqualified opinion on those financial statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of National Advertising Group, Inc. (a development stage company) as of December 31, 1995, and the results of its operations, changes in its stockholders' equity and its cash flows for the year then ended in conformity with generally accepted accounting principles.




/s/ DOHAN AND COMPANY, CPA'S
------------------------------
Dohan and Company, CPA's


February 15, 1997
Miami, Florida

                        NATIONAL ADVERTISING GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                           DECEMBER 31, 1995 AND 1994

                                                        1995            1994
                                                     ----------      ---------

                                     ASSET
Asset
Organizational costs                                 $      70       $     70
Less accumulated amortization                        (      60)      (     46)
                                                     ----------      ---------
Total Asset                                          $      10       $     24
                                                     ==========      =========

                              STOCKHOLDERS' EOUITY

Stockholders' Equity
Common stock, par value $.001 per share;
    10,000,000 shares authorized,
    9,399,700 and 1,019,700 shares
    issued and outstanding                           $   9,400       $  1,020
Additional paid-in capital (Note 2)                      6,690          6,690
Preferred stock, par value $0.10 per
    share; 1,000,000 shares authorized,
    no shares issued                                         0              0
Deficit accumulated during the
    development stage                                (  16,080)      (  7,686)
                                                     ----------      ---------
Total Stockholders' Equity                           $      10       $     24
                                                     ==========      =========



                             See accompanying notes.


                         NATIONAL ADVERTISING GROUP, INC
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 1995 AND 1994

                                                                                        CUMULATIVE DURING
                                                                                              THE
                                                        1995            1994            DEVELOPMENT STAGE
                                                    -----------      ---------          -----------------

Revenues                                             $       0        $     0             $        0

Expenses
Officer compensation (Note 2)                            7,380              0                 15,020
Audit fees                                               1,000              0                  1,000
Amortization                                                14             14                     60
                                                    -----------      ---------          ------------

Total expenses                                           8,394             14                 16,080
                                                    -----------      ---------          ------------

Net loss                                            ($   8,394)      ($    14)           ($   16,080)
                                                    ===========      =========          ============

Weighted average loss per share                     ($    .001)      ($     -)
                                                    ===========      =========


                             See accompanying notes.

                        NATIONAL ADVERTISING GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 1995 AND 1994


                                                                                       CUMULATIVE DURING
                                                                                              THE
                                                         1995           1994           DEVELOPMENT STAGE
                                                    -----------      ---------         -----------------

Beginning of year                                    $      24        $    38             $        0

Additions
     Issuance of common stock
      at par value (Note 2)                          $   8,380        $     0             $   16,090

Deductions
     Net loss for the year ended
      December 31-deficit accumulated
      during the development stage                   (   8,394)      (     14)           (    16,080)
                                                    -----------      ---------          ------------

End of year                                          $      10        $    24             $       10
                                                    ===========      =========          ============



                             See accompanying notes.


                        NATIONAL ADVERTISING GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 1995 AND 1994

                                                                                       CUMULATIVE DURING
                                                                                              THE
                                                        1995           1994            DEVELOPMENT STAGE
                                                    -----------     ---------          -----------------

CASH FLOWS FROM
OPERATING ACTIVITIES

Net loss                                            ($  8,394)      ($    14)           ($     16,080)
Adjustment to reconcile net loss
     to net cash used by operating
     activities:
     Issuance of common stock for
      services and expenses paid                        8,380              0                   16,090
     Amortization                                          14             14            -          60
                                                    -----------     ---------           -------------
Net cash used by
     operating activities                                   0              0            -           0

Cash flow from investing activities                         0              0            (          70)

Cash flow from financing activities                         0              0                        0

Net increase in cash                                        0              0                        0

Cash beginning of year                                      0              0                        0
                                                    -----------     ---------           -------------

Cash end of year                                    $       0       $      0             $          0
                                                    ===========     =========           =============

SUPPLEMENTAL DISCLOSURE:

During 1995, the Company issued 8,380,000 shares of common stock at $0.001 par value



                             See accompanying notes.

                         NATIONAL ADVERTSING GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        BUSINESS ACTIVITY

        National Advertising Group, Inc. (the Company) was organized under the laws of the State of Florida on July 25, 1991. The Company is a development stage entity, which has not yet commenced business operations. The Company intends to acquire an operating entity, however, it has not yet targeted an acquisition.

        LOSS PER SHARE

        Loss per share is based on the weighted average shares outstanding during the periods.

        ORGANIZATIONAL COSTS

        Organizational costs consist of expenditures incurred in the formation of the Company. These costs are being amortized ratably over a period of sixty months.

NOTE 2. COMMON STOCK

        On March 15, 1995, the Company issued 8,380,000 common shares in exchange for services rendered to the Company by its President, and expenses paid by Florida Atlantic Group, Inc. The President of the Company controls Florida Atlantic Group, Inc.

                                INDEX TO EXHIBIT


EXHIBIT
HUMBER                   DESCRIPTION
-------                  -----------

27                  Financial Data Schedule