Form 10-Q
period 1996-03-31
NATIONAL ADVERTISING GROUP INC
filed 1997-04-25
CIK 878788

FORM 1O-Q
                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D~C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For Quarter Ended:               March 31, 1996

Commission File Number:          0-19505


                        NATIONAL ADVERTLSING GROUP, INC.
                        --------------------------------
             (exact name of registrant as specified in its charter)


         FLORIDA                                         65-274107
         -------                                         ---------
(State or other jurisdiction of                 (IRS Employer I.D. No.)
Incorporation of organization)


                  P.O. BOX 490914. KEY BISCAYNE, FLORIDA 33149
                  --------------------------------------------
                    (Address of principal executive offices)


                                 (305) 373-3322)
              (Registrant's telephone number, including area code)


             601 BRICKELL KEY DRIVE, SUITE 804, MIAMI, FLORIDA 33131
             -------------------------------------------------------
   (former name, address and FORMER fiscal year, if changed from last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(D) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such short period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               YES   [X]                            NO [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

As of December 31, 1995 there were 10,000,000 shares of Common Stock outstanding

                         PART I - FINANCIAL INFORMATLON


ITEM 1.            FINANCIAL STATEMENTS.

                   See financial statements for the three month period ended March 31, 1996, (unaudited), attached as an exhibit.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                   The Registrant has not, as of the end of the three month period ended March 31, 1996, commenced active business operations. As of March 31, 1996 the Registrant had total assets of $7 which consists of Total Stockholders' Equity.

                   The Registrant has no reasonable basis for comparison with respect to its quarterly financial results in that the Company has not yet commenced its business operations.


                           PART II - OTHER INFORMATION


ITEM 1-5.          NOT APPLICABLE

ITEM 6.            EXHIBITS.

                   Financial Statements (unaudited) of National Advertising Group, Inc. for the three month period ended March 31, 1996

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               Registrant:

                                               NATIONAL ADVERTlSING GROUP, INC.



                                               By: /S/ ANGEL L. LORIE, JR.
                                                   -----------------------
                                                   Angel L. Lorie, Jr..
                                                   President

Date:    February 18, 1997

                         NATIONAL ADVERTISING GROUP, INC
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
           March 31, 1996 (UNAUDITED) AND DECEMBER 31, 1995 (AUDITED)


                                                    UNAUDITED       AUDITED
                                                     03/31/96       12/31/95

ASSET

Cash                                                $  - 0 -      $    - 0 -
Other Asset:
         Organizational  Costs                           70              70
         Accumulated Amortization                        63              60

Total Other Asset                                         7              10
Total Asset                                               7              10
                                                    ---------       --------


SHAREHOLDERS' EQUITY

Shareholders' Equity:
Common Stock, par value $0.001 per share;
          10,000,000 shares authorized,
              issued and outstanding-10,000,000      $ 9,403        $ 9,403
Additional Paid-In Capital                             6,690          6,690
Preferred Stock, par value $.10 per
share; 1,000,000 shares authorized,
no shares issued and outstanding                       - 0 -           - 0 -
Deficit accumulated during the
development stage                                    (16,086)       (16,083)

Total Shareholders' Equity                                 7             10
                                                    ---------       --------

                 See Accompanying Notes to Financial Statements

                        NATIONAL ADVERTISING GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                   (UNAUDITED)

                                                1996               1995
                                            ---------------------------


Revenues                                    $  - 0 -           $  - 0 -

Total Revenues                              $  - 0 -           $  - 0 -


Expenses:

          Amortization                      $    3             $    4

Total Expenses                              $    3             $    4


Net Loss                                    $  ( 3)            $ (  4)
                                            ---------------------------




                 See Accompanying Notes to Financial Statements

                        NATIONAL ADVERTISING GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                   (UNAUDITED)

                                                   1996             1995

Shareholders' Equity:
         Beginning of year                        $ 10             $  24

Additions                                         $  0             $ 838

Deductions
         Net loss for the year
         ended December 31-
         deficit accumulated during
         development stage                        $ (3)            $ ( 4)

Ending balance as of December 31                  $  7             $ 858
                                                  ---------------------




                 See Accompanying Notes to Financial Statements

                        NATIONAL ADVERTISING GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOW
                   THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                                                              1996        1995

CASH FLOW FROM OPERATING ACTIVITIES

         Net loss                                             $  (3)     $  (4)
         Adjustment to reconcile net loss to
            Net cash used by operating activities:
                Amortization                                  $   3      $   4

                Net cash used by operating activities         $   0      $   0

CASH FLOW FROM INVESTING ACTIVITIES                           $   0      $   0

CASH FLOW FROM FINANCING ACTIVITIES                           $   0      $   0

NET INCREASE (DECREASE) IN CASH                               $   0      $ 838

Cash - Beginning of Period                                    $   0      $   0

Cash - End of Period                                          $   0      $ 838




                 See Accompanying Notes to Financial Statements

                        NATIONAL ADVERTISING GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BUSINESS ACTIVITY

National Advertising Group, Inc. (the Company) was organized under the laws of the State of Florida on July 25, 1991. The Company is a development stage entity which has not yet commenced business operations. The Company intends to acquire an operating entity, however, it has not yet targeted an acquisition.

         ORGANIZATIONAL COSTS

Organizational costs consist of expenditures incurred in the formation of the company. These costs are being amortized ratably over a period of sixty months.

NOTE 2 - In the opinion of management the accompanying unaudited financial statements contain all adjustments necessary to present fairly National Advertising Group, Inc.'s financial position as of March 31, 1996 and the results of its operations, changes in the shareholders' equity and cash flows for the three months then ended.

NOTE 3 - On March 15, 1995, the Company issued 8,380,000 common shares in exchange for services rendered to the Company by its President, to Florida Atlantic Group, Inc. The President of the Company controls Florida Atlantic Group, Inc. and cash consideration in the amount of $8,380.00

                                INDEX TO EXHIBIT


EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------

27             Financial Data Schedule