Form 10-Q
period 1996-06-30
NATIONAL ADVERTISING GROUP INC
filed 1997-04-25
CIK 878788

FORM 1O-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D~C. 20549


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For Quarter Ended:                          June 30, 1996

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

                                 (305) 373-3322
              (Registrant's telephone number, including area code)


                ________________________________________________
   (former name, address and former fiscal year, if changed from last report)


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

As of June 30, 1996 there were 10,000,000 shares of Common Stock outstanding

                         PART I - FINANCIAL INFORMATlON


ITEM 1.       FINANCIAL STATEMENTS.

See financial statements for the three month period ended June 30, 1996, (unaudited), attached as an exhibit.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

              The Registrant has not, as of the end of the six month period ended June 30, 1996, commenced active business operations. As of June 30, 1996 the Registrant had total assets of $4 which consists of Total Stockholders' Equity.

              The Registrant has no reasonable basis for comparison with respect to its quarterly financial results in that the Company has not yet commenced its business operations.


                           PART II - OTHER INFORMATION


ITEM 1-5.     NOT APPLICABLE

ITEM 6.       EXHIBITS.

              Financial Statements (unaudited) of National Advertising Group, Inc. for the six month period ended June 30, 1996

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           Registrant:

                                           NATIONAL ADVERTlSING GROUP, INC.





                                           By: /s/ ANGEL L. LORIE, JR.
                                              --------------------------
                                               Angel L. Lorie, Jr.
                                               President

Date:    February 18, 1997

                         NATIONAL ADVERTISING GROUP, INC
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
            JUNE 30, 1996 (UNAUDITED) AND DECEMBER 31, 1995 (AUDITED)




                                                   UNAUDITED         AUDITED
                                                   06/30/96          12/31/95

ASSET

Cash                                              $   - 0 -        $   - 0 -
Other Asset:
         Organizational  Costs                          70                70
         Accumulated Amortization                       66                60

Total Other Asset                                        4                10

Total Asset                                              4                10
                                                  --------          --------

SHAREHOLDERS' EQUITY

Shareholders' Equity:
Common Stock, par value $0.001 per share;
          10,000,000 shares authorized,
          issued and outstanding-10,000,000       $ 9,403           $ 9,403
Additional Paid-In Capital                          6,690             6,690
Preferred Stock, par value $.10 per
share; 1,000,000 shares authorized,
no shares issued and outstanding                    - 0 -             - 0 -
Deficit accumulated during the
development stage                                 (16,090)          (16,083)

Total Shareholders' Equity                              4                10
                                                 --------          --------

                 See Accompanying Notes to Financial Statements

                        NATIONAL ADVERTISING GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995
                                   (UNAUDITED)




                                         1996               1995


Revenues                             $  - 0  -          $  - 0  -

Total Revenues                       $  - 0 -           $  - 0  -


Expenses:

          Amortization               $    3             $    4

Total Expenses                       $    3             $    4


Net Loss                             $  ( 3)            $  ( 4)
                                     --------------------------








                 See Accompanying Notes to Financial Statements

                        NATIONAL ADVERTISING GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995
                                   (UNAUDITED)


                                                 1996             1995

Shareholders' Equity:
         Beginning of year                      $ 10             $ 8,403

Additions                                       $  0             $ - 0 -

Deductions
         Net loss for the six months
         ended June 30, 1996
         deficit accumulated during
         development stage                      $ (6)            $    (4)

Ending balance as of June 30                    $  4             $ 8,399
                                                ------------------------









                 See Accompanying Notes to Financial Statements

                        NATIONAL ADVERTISING GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOW
                    THREE MONTHS ENDED JUNE 30, 1996 AND 1995



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


NOTE 2 - In the opinion of management the accompanying unaudited financial statements contain all adjustments necessary to present fairly National Advertising Group, Inc.'s financial position as of June 30, 1996 and the results of its operations, changes in the shareholders' equity and cash flows for the three months then ended.

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