Form 10KSB
period 1996-12-31
NATIONAL ADVERTISING GROUP INC
filed 1997-05-09
CIK 878788

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C., 20549

                                  FORM 1O-KSB
                                   (Mark One)

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                      EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  For the fiscal year ended December 31, 1996

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

                  P.O. BOX 490914 KEY BISCAYNE, FLORIDA 33149
                 ---------------------------------------------
                    (Address of principal executive offices)

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

The aggregate market value of the voting stock held by non-affiliates was approximately $0 as of May 5, 1997, based on the closing sale price of $Nil (not traded as of May 5, 1997).

The number of shares of common stock outstanding as of May 5, 1997, was 9,403,000.

                        National Advertising Group, Inc.

                                  Form 10-KSB

                               TABLE OF CONTENTS

                                     PART I

                                                                  PAGE
                                                                  ----

ITEM 1.      Description of Business                                1

ITEM 2.      Description of Property                                2

ITEM 3.      Legal Proceedings                                      2

ITEM 4.      Submission of Matters to a Vote of
                Security Holders                                    2

                                    PART II

ITEM 5.      Market for Common Equity
                And related Stockholder Matters                     2

ITEM 6.      Management's Discussion and Analysis
                Or Plan of Operation                                2

ITEM 7.      Financial Statements                                   3

ITEM 8.      Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure                 3

                                    PART III

ITEM 9.      Directors, Executive Officers, Promoters
                And Control Persons; Compliance with Section
                16 (a) of the Exchange Act                         3

ITEM 10.     Executive Compensation                                4

ITEM 11.     Security Ownership of Certain
                Beneficial Owners and Management                   5

ITEM 12.     Certain Relationships and Related
                Transactions                                       5

ITEM 13.     Exhibits and Reports on Form 8-K                      6

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

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

PERSONNEL

As of May 5, 1997, the Company had only one employee, its Chief Executive Officer and a director of the Company, Angel L. Lorie, Jr. If a business combination is consummated, the Company anticipates hiring a staff to accommodate such business.

REGULATORY MATTERS

The Company does not yet know what business it will enter as this is dependent on which target acquisition the Company determines to purchase; however all industries have generally become increasingly regulated in recent years. The Company is likely to be subject to the various States, Federal and local laws, rules, regulations and acts once it commences active business operations.

ITEM 2.         DESCRIPTION OF PROPERTY

The Company currently occupies space for its headquarters in the office of Angel
L. Lorie, Jr. and does so without a lease and with no obligation to pay rent. It is anticipated that upon the closing of a business combination, the Company will enter into a lease or purchase property from which it will operate.

ITEM 3. LEGAL  PROCEEDINGS

No legal proceedings are pending or known to be threatened against the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY OWNERS

In the final quarter of the year, no matters were submitted to a vote of security holders.

                                    PART II

ITEM 5.         MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's shares of common stock were not traded during the fiscal year ended December 31, 1996. The Company does not anticipate the commencement of a market for its securities until, and unless, a business combination is consummated. As such, there is no guarantee that the common stock will commence trading or that any trading will be active.

On May 5, 1997, the approximate number of record holders of the common stock of the Company was 95.

To date, the Company has not paid any dividends on its common stock and does not expect to pay any dividends in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

PLAN OF OPERATION.

As previously disclosed, the Company had no revenues in any fiscal years. During the upcoming fiscal year, the Company intends to actively pursue a business combination through either a merger, a reverse merger, or an acquisition. Since the Company has no assets, the Company will probably issue additional stock if it is able to consummate a business combination. Until such time as a business combination is consummated, the Company will incur only minor expenses, such as its audit fees, and as such it should be able to meet its cash requirements for the forthcoming fiscal year.

ITEM 7. FINANCIAL STATEMENTS

Reference is made to the financial statements attached hereto, commencing on page F-1, which are incorporated by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On February 14, 1997, the company changed its independent certified public accountants to Dohan and Company, CPA's. Dohan and Company, CPA's audited the Company's 1995 financial statements after that date. There were no disagreements with the Company's prior accountant.

                                    PART III

ITEM 9. DIRECTORS, AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth certain information with respect to the Company's Officers, Directors and key employees:

NAME                    POSITIONS WITH THE COMPANY
----                    --------------------------
Angel L. Lorie, Jr.     Director, President, Chief Executive Officer,
                        Chief Financial Officer and Secretary

Angel L. Lorie, Jr., is the current Chief Executive Officer, Chief Financial Officer and a Director and Secretary of the Company. Mr. Lorie has been an active real estate developer since 1970, and a real estate developer within the State of Florida since 1980. Mr. Lorie was the owner and President of Lorie & Associates, a mortgage banking and construction firm, from 1972 to 1978. He was Executive Vice President and Director of EHG Enterprises, Inc. in 1981. From 1964 to 1993, he held several positions with real estate development and multinational corporations, including ITT Corporation. Mr. Lorie is also President of Diversified Capital Resources, Inc., which is a company he founded two years ago and which is engaged in investment banking. In addition, Mr. Lorie is the president and owner of Florida Atlantic Group, Inc., which is a holding company.

All directors hold office until the next annual meeting of shareholders of the Company or until their successors are elected and qualified. Officers hold office until their successors are chosen and qualified, subject to earlier removal by the Board of Directors. The Company does not have an executive, nominating, compensation or audit committee.

ITEM 10.        EXECUTIVE COMPENSATION

The following summary compensation table sets forth the aggregate compensation paid to Mr. Lorie, as the Company's president, chief executive officer, and only officer and only employee. No employment agreement exists with any individuals. There are no stock options or warrants, or bonds or profit sharing plans, with respect to any individuals employed by the company.

SUMMARY COMPENSATION TABLE

  NAME AND                        SALARY            OTHER         RESTRICTED
 PRINCIPAL POSITION      YEAR    AND BONUS       COMPENSATION    STOCK AWARDS
-------------------      ----    ---------       ------------    ------------

Angel L. Lorie, Jr.
President and            1994          0               0                0

Chief Executive          1995      7,380               0        8,380,000 (1)

Officer                  1996          0               0                0

All Executives           1994          0               0                0

Officers as a            1995          0               0        8.380,000 (1)

Group (1 person)         1996          0               0                0

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

ITEM  11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the holdings of Common Stock by each person who, as of May 5, 1997, held of record, or was known by the Company to own beneficially more than five percent of the outstanding Common Stock of the Company, by each Director and Officer of the Company and by all Directors and officers of the Company as a group.

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

                                    PART IV

ITEM  13. EXHIBITS AND REPORTS ON FORM 8-K

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

Dated:  May 5, 1997

                                NATIONAL ADVERTISING GROUP, INC.

                                By:     /s/  ANGEL L. LORIE, JR.
                                   -----------------------------------
                                   Angel L. Lorie, Jr., President

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:  May 5, 1997

                                        By:    /s/ ANGEL L. LORIE, JR.
                                           ---------------------------
                                           Angel L. Lorie, Jr.
                                           President & Director

                            Dohan and Company, CPA's
                      7700 North Kendall Drive, Suite 204
                              Miami, Florida 33156

               Report of Independent Certified Public Accountants

Board of Directors
National Advertising Group, Inc.

We have audited the accompanying balance sheets of National Advertising Group, Inc. (a development stage company) as of December 31, 1996 and 1995, and the related statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of National Advertising Group, Inc. (a development stage company) as of December 31, 1996 and 1995, and the results of its operations, changes in its stockholders' equity and its cash flows for the years then ended in conformity with generally accepted accounting principles.




/s/  DOHAN AND COMPANY, CPA's
------------------------------
Dohan and Company, CPA's


May 5, 1997
Miami, Florida

                        NATIONAL ADVERTISING GROUP, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1995

                                                        1996            1995
                                                     --------        --------
                                     ASSET

Organizational costs                                  $    70         $    70
Less accumulated amortization                          (   70)         (   60)
                                                     --------        --------

Total Asset                                           $     -         $    10
                                                     --------        --------

LIABILITIES AND STOCKHOLDERS' EOUITY (DEFICIENCY IN ASSETS)

Liabilities:
Accrued expenses                                      $ 1,000         $     -
                                                     --------        --------
Stockholders' Equity:
Common stock, par value $0.001 per share;
  10,000,000 shares authorized,
  9,399,700 shares
  issued and outstanding                                9,400           9,400
Additional paid-in capital (Note 2)                     6,690           6,690
Preferred stock, par value $0.10 per
  share; 1,000,000 shares authorized,
  no shares issued                                          -               -
Deficit accumulated during the
  development stage                                   (17,090)        (16,080)
                                                     --------        --------
Total Stockholders' Equity (Deficiency in Assets)      (1,000)             10
                                                     --------        --------

Total Liabilities and Stockholders' Equity           $      -        $     10
                                                     ========        ========




                            See accompanying notes.

                        NATIONAL ADVERTISING GROUP, INC
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 1996 AND 1995

                                                              CUMULATIVE DURING
                                                                     THE
                                     1996            1995     DEVELOPMENT STAGE
                                 ----------      ----------   -----------------

Revenues                          $       -       $       -       $       -

Expenses:
Officer compensation (Note 2)             -           7,380          15,020
Audit and other fees                  1,000           1,000           2,000
Amortization                             10              14              70
                                 ----------      ----------       ---------

Total expenses                        1,010           8,394          17,090
                                 ----------      ----------       ---------

Net loss                         ($   1,010)     ($   8,394)     ($  17,090)
                                 ==========      ==========      ==========

Weighted average loss per share  ($       -)     ($    .001)
                                 ==========      ==========


                            See accompanying notes.

                        NATIONAL ADVERTISING GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
      STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)
                     YEARS ENDED DECEMBER 31, 1996 AND 1995

                                                             CUMULATIVE DURING
                                                                    THE
                                        1996         1995    DEVELOPMENT STAGE
                                    ----------   ---------  -------------------

Beginning of year                    $      10    $     24      $       -

Additions
  Issuance of common stock
   at par value (Note 2)             $      -     $  8,380      $  16,090

Deductions
  Net loss for the year ended
  December 31-deficit accumulated
   during the development stage     (   1,010)  (   8,394)     (   17,090)
                                    ---------   ---------      ----------

End of year                         ($  1,000)   $     10      ($   1,000)
                                    =========   =========      ==========


                            See accompanying notes.

                        NATIONAL ADVERTISING GROUP, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 1996 AND 1995

                                                              CUMULATIVE DURING
                                                                    THE
                                           1996       1995    DEVELOPMENT STAGE
                                        ---------    -------- -----------------

CASH FLOWS FROM
OPERATING ACTIVITIES

Net loss                                ($  1,010)  ($  8,394)    ($  17,090)
Adjustment to reconcile net loss
  to net cash used by operating
  activities:
  Issuance of common stock for
   services                                     -       8,380         16,090
  Amortization                                 10          14             70
  Increase in accrued expenses              1,000           -          1,000
                                        ---------    --------     ----------

Net cash used by
  operating activities                          -           -              -

Cash flow from investing activities             -           -        (    70)

Cash flow from financing activities             -           -              -

Net increase in cash                            -           -              -

Cash beginning of year                          -           -              -
                                        ---------    --------     ----------

Cash end of year                         $      -    $      -      $       -
                                        =========    ========     ==========

SUPPLEMENTAL DISCLOSURE:
------------------------

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

NOTE 3. INCOME TAXES

        The Company has not recorded a provision for income taxes in the accompanying financial statements because of a lack of certainty of the realization of the benefit from the net operating losses incurred for tax reporting purposes. At December 31, 1996, the Company has a net operating loss carryover of approximately $17,090, less a valuation allowance of the same amount. The ultimate benefit of the net operating loss will be reduced, or eliminated, in the event of a significant change in control.

                                INDEX TO EXHIBIT


EXHIBIT
NUMBER              DESCRIPTION
-------             -----------

27                Financial Data Schedule