Form 10-Q
period 1997-03-31
NATIONAL ADVERTISING GROUP INC
filed 1997-05-21
CIK 878788

FORM 1O-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended:                          March 31, 1997

Commission File Number:                     0-19505

                        NATIONAL ADVERTLSING GROUP, INC.
             -----------------------------------------------------
             (exact name of registrant as specified in its charter)

         FLORIDA                                          65-274107
         -------                                          ---------
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

                ------------------------------------------------
   (former name, address and FORMER fiscal year, if changed from last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(D) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such short period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               YES   X                                      NO

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

As of December 31, 1996 there were 10,000,000 shares of Common Stock outstanding

                         PART I - FINANCIAL INFORMATLON

ITEM 1.            FINANCIAL STATEMENTS.

                   See financial statements for the three month period ended September 30, 1996, (unaudited), attached as an exhibit.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                   The Registrant has not, as of the end of the nine month period ended March 31, 1997, commenced active business operations. As of March 31, 1997 the Registrant had total assets of $0 which consists of Total Stockholders' Equity.

                   The Registrant has no reasonable basis for comparison with respect to its quarterly financial results in that the Company has not yet commenced its business operations.

                           PART II - OTHER INFORMATION

ITEM 1-5.          NOT APPLICABLE

ITEM 6.            EXHIBITS.

                   Financial Statements (unaudited) of National Advertising Group, Inc. for the nine month period ended March 31, 1997

                         NATIONAL ADVERTISING GROUP, INC
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
           MARCH 31, 1997 (UNAUDITED) AND DECEMBER 31, 1996 (AUDITED)

                                                      UNAUDITED        AUDITED
                                                      03/31/97        12/31/96

                                      ASSET

Cash                                                    $ -  0  -      $ -  0  -
Other Asset:
         Organizational  Costs                              70             70
         Accumulated Amortization                           70            (70)

Total Other Asset
                                                             0              0
Total Asset                                                  0              0
                                                      ---------      --------


                              SHAREHOLDERS' EQUITY

Liabilities &
Shareholders' Equity:
Accrued Expenses:                                                      $1,000
                                                                       ------
Common Stock, par value $0.001 per share;
          10,000,000 shares authorized,
          issued and outstanding-10,000,000           $ 9,403         $ 9,403
Additional Paid-In Capital                              6,690           6,690
Preferred Stock, par value $.10 per
share; 1,000,000 shares authorized,
no shares issued and outstanding                          - 0 -           - 0 -
Deficit accumulated during the
development stage                                     (16,093)        (17,090)

Total Shareholders' Equity                                  0          (1,000)
                                                      -------         -------

           See Accompanying Notes to Financial Statements

                        NATIONAL ADVERTISING GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (UNAUDITED)

                                                 1997                1996
                                               ---------------------------


Revenues                                       $1,000             $   - 0  -

Total Revenues                                 $1,000             $   - 0  -

Expenses:
          Accounting fees                      $1,000
          Amortization                         $    0             $     3

Total Expenses                                 $1,000             $     3


Net Income (Loss)                              $    0             $  (  3)
                                               ---------------------------


                 See Accompanying Notes to Financial Statements

                        NATIONAL ADVERTISING GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                  (UNAUDITED)

                                                       1997              1996

Shareholders' Equity:
         Beginning of year                             $ 0              $  10

Additions                                              $ 0              $   0

Deductions
         Net loss for the six months
         ended December 31, 1996
         deficit accumulated during
         development stage                             $  0             $  (3)

Ending balance as of March 31, 1997                    $  0             $   7
                                                       ----------------------


                 See Accompanying Notes to Financial Statements

                        NATIONAL ADVERTISING GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOW
                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                                                                 1997       1996
CASH FLOW FROM OPERATING ACTIVITIES

         Net loss                                              $    0      $   3
         Adjustment to reconcile net loss to
            Net cash used by operating activities:
                Amortization                                   $    0      $   3

                Net cash used by operating activities          $1,000      $   0

CASH FLOW FROM INVESTING ACTIVITIES                            $    0      $   0

CASH FLOW FROM FINANCING ACTIVITIES                            $1,000      $   0

NET INCREASE (DECREASE) IN CASH                                $    0      $   0

Cash - Beginning of Period                                     $    0      $   0

Cash - End of Period                                           $    0      $   0




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

NOTE 2 - In the opinion of management the accompanying unaudited financial statements contain all adjustments necessary to present fairly National Advertising Group, Inc.'s financial position as of March 31, 1997 and the results of its operations, changes in the shareholders' equity and cash flows for the three months then ended.

NOTE 3 - On March 15, 1995, the Company issued 8,380,000 common shares in exchange for services rendered to the Company by its President, to Florida Atlantic Group, Inc. The President of the Company controls Florida Atlantic Group, Inc. and cash consideration in the amount of $8,380.00.

NOTE 4 - On April 10, 1997, the Company reversed split its outstanding shares of common stock 1 for 10, thereby reducing the number of shares outstanding to 1,000,000.

NOTE 5 - On April 10, 1997, the Company issued 9,000,000 shares of its common stock to Florida Atlantic Group, Inc. for services, bringing the number of shares outstanding to 10,000,000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Registrant:

                                    NATIONAL ADVERTlSING GROUP, INC.

                                      By:/S/ ANGEL L. LORIE, JR.
                                         ------------------------------
                                             Angel L. Lorie, Jr..
                                             President

Date:    May 16, 1997

                                 EXHIBIT INDEX

EXHIBIT      DESCRIPTION
-------      -----------

27           Financial Data Schedule