Form 10-Q
period 1997-06-30
NATIONAL ADVERTISING GROUP INC
filed 1998-06-08
CIK 878788

Form 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D~C. 20549

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended:            June 30, 1997

Commission File Number:       0-19505


NATIONAL  ADVERTlSING GROUP, INC.
(exact name of registrant as specified in its charter)


Florida                                      65-274107
(State or other jurisdiction of         (IRS Employer I.D. No.)
Incorporation of organization)


P.O. Box 403624, Miami Beach, Florida 33140
(Address of principal executive offices)

(305) 535-9700
(Registrant's telephone number, including area code)


P.O. Box 490914.  Key Biscayne, Florida  33149
(former name, address and former fiscal year, if changed from last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such short period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
          $3
     YES   X   NO


APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

As of June 30, 1997 there were 10,000,000 shares of Common Stock outstanding



PART I - FINANCIAL INFORMATlON


Item 1.        Financial Statements.

See financial statements for the three month period ended June
30, 1997, (unaudited), attached as an exhibit.

Item 2.   Management's Discussion and Analysis of Financial
Condition and Results of Operations.

The Registrant has not, as of the end of the three month period ended June 30, 1997, commenced active business operations. As of June 30, 1997 the Registrant had total assets of $0 which consists of Total Stockholders' Equity.

The Registrant has no reasonable basis for comparison with respect to its quarterly financial results in that the Company has not yet commenced its business operations.


PART II - OTHER INFORMATION


Item 1-5. Not Applicable

Item 6.   Exhibits.

Financial Statements (unaudited) of National Advertising Group,
Inc. for the three month period ended June 30, 1997


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     Registrant:

NATIONAL ADVERTlSING GROUP, INC.




                         By:___________________________
JAMES CHOW
President

Date:     May 26, 1998


NATIONAL ADVERTISING GROUP, INC
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
JUNE 30, 1997 (UNAUDITED) AND DECEMBER 31, 1996 (AUDITED)


                                        UNAUDITED       AUDITED
                                        06/30/97       12/31/96


ASSETS

Cash                                    $  -  0  -     $  -  0  -
Other Asset:
     Organizational  Costs                   70             70
     Accumulated Amortization               (70)           (70)
Total Assets                                  0              0

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY IN ASSETS)
Liabilities:
Accrued expenses                        $     0        $ 1,000

Shareholders' Equity
(Deficiency in assets):
Common Stock, par value $0.001 per
share; 1,000,000 shares authorized,
issued and outstanding-1,000,000        $ 9,400        $ 9,400

Additional Paid-In Capital               11,190          6,690
Preferred Stock, par value $.10 per
share; 1,000,000 shares authorized,
no shares issued and outstanding          - 0 -           - 0 -
Deficit accumulated during the
development stage                       (20,590)       (16,083)

Total Shareholders' Equity
(Deficiency in assets)                        0         (1,000)

Total Liabilities and
Stockholders' Equity                    $    -0-       $   -0-


See Accompanying Notes to Financial Statements

F-I

NATIONAL ADVERTISING GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996
(UNAUDITED)




                                      1997              1996


Revenues                           $  - 0  -           $  - 0  -


Total Revenues                     $  - 0 -            $  - 0  -


Expenses:
Accounting and professional fees   $4,500              $    0
Amortization                       $   -0-             $    3

Total Expenses                     $4,500              $    3


Net Loss                           $4,500              $ (  3)



See Accompanying Notes to Financial Statements

F-2

NATIONAL ADVERTISING GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996
(UNAUDITED)



                                             1997      1996

Shareholders' Equity (Deficiency
in assets):

Beginning of period                          $  -0-    $  10

Additions

Shareholders' contribution to paid
in capital                                   $4,500    $  - 0 -

Deductions
     Net loss for the three months
     ended June 30, 1997 and 1996
     Deficit accumulated during
     development stage                       $(4,500)  $ ( 6)

Ending balance as of June 30, 1997           $  -0-    $    4





See Accompanying Notes to Financial Statements
F-3

NATIONAL ADVERTISING GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOW
THREE MONTHS ENDED JUNE 30, 1997 AND 1996



                                             1997      1996


CASH FLOW FROM OPERATING ACTIVITIES

Net loss                                     $ (4,500) $  (3)
Adjustment to reconcile net loss to
  Net cash used by operating activities:
    Amortization                             $   0     $   3

Net cash used by operating activities        $ (4,500) $   0

CASH FLOW FROM INVESTING ACTIVITIES          $   0     $   0

CASH FLOW FROM FINANCING ACTIVITIES          $   0     $   0

Shareholders' contribution to paid
 in capital                                  $ 4,500

NET INCREASE (DECREASE) IN CASH              $   0     $   0

Cash - Beginning of Period                   $   0     $   0

Cash - End of Period                         $   0     $   0




See Accompanying Notes to Financial Statements

F-4




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


NOTE 2 - In the opinion of management the accompanying unaudited financial statements contain all adjustments necessary to present fairly National Advertising Group, Inc.'s financial position as of June 30, 1997 and the results of its operations, changes in the shareholders' equity and cash flows for the three months then ended.

NOTE 3 - On April 10, 1997, the Company reversed split its outstanding shares of common stock 1 for 10, thereby reducing the number of shares outstanding to 1,000,000.

NOTE 4 - On April 10,1997, subsequent to the reverse split referred to in Note 3, the Company issued 9,000,000 shares of its common stock to Florida Atlantic Group, Inc. for services, bringing the number of shares outstanding to 10,000,000.

NOTE 5 - On May 22, 1997, Florida Atlantic Group, Inc. sold
9,000,000 shares of its common stock to Inter-Global Investments, Inc.



F-5