Form 10-Q/A
period 1997-06-30
NATIONAL ADVERTISING GROUP INC
filed 1998-06-08
CIK 878788

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

NATIONAL ADVERTlSING GROUP, INC.




                         By:___________________________
JAMES CHOW
President

Date:     May 26, 1998


NATIONAL ADVERTISING GROUP, INC
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
JUNE 30, 1997 (UNAUDITED) AND DECEMBER 31, 1996 (AUDITED)


                                        UNAUDITED       AUDITED
                                        06/30/97       12/31/96


ASSETS

Cash                                    $  -  0  -     $  -  0  -
Other Asset:
     Organizational  Costs                   70             70
     Accumulated Amortization               (70)           (70)
Total Assets                                  0              0

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY IN ASSETS)
Liabilities:
Accrued expenses                        $     0        $ 1,000

Shareholders' Equity
(Deficiency in assets):
Common Stock, par value $0.001 per
share; 10,000,000 shares authorized,
issued and outstanding-10,000,000        $ 9,400        $ 9,400

Additional Paid-In Capital               11,190          6,690
Preferred Stock, par value $.10 per
share; 1,000,000 shares authorized,
no shares issued and outstanding          - 0 -           - 0 -
Deficit accumulated during the
development stage                       (20,590)       (16,083)

Total Shareholders' Equity
(Deficiency in assets)                        0         (1,000)

Total Liabilities and
Stockholders' Equity                    $    -0-       $   -0-


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