Form 10-Q
period 1997-09-30
NATIONAL ADVERTISING GROUP INC
filed 1998-06-08
CIK 878788

Form 10-Q
    SECURITIES AND EXCHANGE COMMISSION
    WASHINGTON, D~C. 20549

    Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

    For Quarter Ended:            September 30, 1997

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

    As of September 30, 1997 there were 10,000,000 shares of Common Stock outstanding



    PART I - FINANCIAL INFORMATlON


    Item 1.        Financial Statements.

    See financial statements for the three month period ended
    September 30, 1997, (unaudited), attached as an exhibit.

    Item 2.   Management's Discussion and Analysis of Financial
    Condition and Results of Operations.

    The Registrant has not, as of the end of the three month period ended September 30, 1997, commenced active business operations. As of September 30, 1997 the Registrant had total assets of $0 which consists of Total Stockholders' Equity.

    The Registrant has no reasonable basis for comparison with respect to its quarterly financial results in that the Company has not yet commenced its business operations.


    PART II - OTHER INFORMATION


    Item 1-5. Not Applicable

    Item 6.   Exhibits.

    Financial Statements (unaudited) of National Advertising
    Group, Inc. for the three month period ended September 30,
    1997




    SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         Registrant:

    NATIONAL ADVERTlSING GROUP, INC.





                             By:___________________________
    JAMES CHOW
    President

    Date:     May 26, 1998

    NATIONAL ADVERTISING GROUP, INC
    (A DEVELOPMENT STAGE COMPANY)
    BALANCE SHEET
    SEPTEMBER 30, 1997 (UNAUDITED) AND DECEMBER 31, 1996
    (AUDITED)

                                       UNAUDITED      AUDITED
                                       09/30/97       12/31/96
    ASSET

    Cash                               $  -  0  -     $  -  0  -
    Other Asset:
         Organizational  Costs               70             70
         Accumulated Amortization           (70)           (70)

    Total Assets                              0              0

    LIABILITIES AND SHAREHOLDERS' EQUITY
     (DEFICIENCY IN ASSETS)
    Liabilities:

    Accrued expenses                          $0      $  1,000

    Shareholders' Equity
    (Deficiency in assets):
    Common Stock, par value $0.001
    per share; 1,000,000 shares authorized,
    issued and outstanding-1,000,000        $ 9,400   $ 9,400
    Additional Paid-In Capital               11,190     6,690
    Preferred Stock, par value $.10 per
    share; 1,000,000 shares authorized,
    no shares issued and outstanding        - 0 -        - 0 -
    Deficit accumulated during the
    development stage
                                            (20,590)   (16,083)

    Total Shareholders' Equity
    (Deficiency in assets)                        0     (1,000)

    Total Liabilities and Stockholders'
     Equity                                 $  -0-      $ -0-


    See accompanying Notes to Financial Statements
    F-I

    NATIONAL ADVERTISING GROUP, INC.
    (A DEVELOPMENT STAGE COMPANY)
    STATEMENT OF OPERATIONS
    FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
    (UNAUDITED)

                                            1997      1996

    Revenues                                $  - 0  - $  - 0  -

    Total Revenues                          $  - 0 -  $  - 0  -



    Expenses:
    Accounting and professional fees       $    -0-
    Amortization                           $    -0-   $    4

    Total Expenses                         $    -0-   $    4


    Net Loss                               $    -0-    $(  4)





    See Accompanying Notes to Financial Statements

    F-2

    NATIONAL ADVERTISING GROUP, INC.
    (A DEVELOPMENT STAGE COMPANY)
    STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
    FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
    (UNAUDITED)


                                            1997      1996

    Shareholders' Equity:
         Beginning of period                $  0      $  10

    Additions                               $  0      $   0

    Deductions
         Net loss for the three months
         ended September 30, 1997
         Deficit accumulated during
         development stage                  $  0      $  (10)

    Ending balance as of September 30       $  0      $   -0-





    See Accompanying Notes to Financial Statements

    F-3

    NATIONAL ADVERTISING GROUP, INC.
    (A DEVELOPMENT STAGE COMPANY)
    STATEMENT OF CASH FLOW
    THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996


                                            1997      1996

    CASH FLOW FROM OPERATING ACTIVITIES

         Net loss                           $  (0)    $  (4)
         Adjustment to reconcile net
         loss to Net cash used by
         operating activities:
                Amortization                $   0     $   4

         Net cash used by operating
           activities                       $   0     $   0

    CASH FLOW FROM INVESTING ACTIVITIES     $   0     $   0

    CASH FLOW FROM FINANCING ACTIVITIES     $   0     $   0

    NET INCREASE (DECREASE) IN CASH         $   0     $   0

    Cash - Beginning of Period              $   0     $   0

    Cash - End of Period                    $   0     $   0





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


    NOTE 2 - In the opinion of management the accompanying unaudited financial statements contain all adjustments necessary to present fairly National Advertising Group, Inc.'s financial position as of September 30, 1997 and the results of its operations, changes in the shareholders' equity and cash flows for the three months then ended.

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