Form 10-Q/A
period 1997-09-30
NATIONAL ADVERTISING GROUP INC
filed 1998-06-08
CIK 878788

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
    per share; 10,000,000 shares authorized,
    issued and outstanding-1,000,000        $ 9,400   $ 9,400
    Additional Paid-In Capital               11,190     6,690
    Preferred Stock, par value $.10 per
    share; 10,000,000 shares authorized,
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