Form 10KSB
period 1997-12-31
NATIONAL ADVERTISING GROUP INC
filed 1998-06-29
CIK 878788

UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C., 20549

                                FORM 1O-KSB
                                 (Mark One)

 [X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                        ACT OF 1934 (FEE REQUIRED)

               For the fiscal year ended December 31, 1997

  [  ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) Of THE SECURITIES
                 EXCHANGE Act OF 1934 (No Fee Required)

              For the transition period from  ______ to _____

                     Commission file number:  0-19505

                      NATIONAL ADVERTISING GROUP INC.
               (Name of small business issuer in its charter)

	           Florida                         	  65-0274107
	         State or other Jurisdiction of         (I.R.S. Employer
 	         incorporation or organization          Identification Number)

               P.O. Box  403624, Miami Beach, Florida  33140
                  (Address of principal executive offices)

                 Issuer's telephone number: (305) 535-9700

          Securities registered pursuant to Section 12(b) of the Act:

       Title of each class         Name of each exchange on which registered

 	     	NONE                       		NONE

            Securities registered pursuant to section 12(g) of the Act:

                         Common Stock $.001 par value
                               (Title of Class)

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

The aggregate market value of the voting stock held by non-affiliates was approximately $0 as of June 3, 1998, based on the closing sale price of $Nil (not traded as of June 3, 1998).

The number of shares of common stock outstanding as of June 3, 1998, was 10,000,000.









































                       National Advertising Group, Inc.

                                 Form 10-KSB

                              TABLE OF CONTENTS



                  PART I                             	Page

ITEM 1.   	Description of Business	                    1

ITEM 2.   	Description of Property	                    1

ITEM 3.   	Legal Proceedings	                          2

ITEM 4.   	Submission of Matters to a Vote of
	           	Security Holders	                         2

                  PART II

ITEM 5.   	Market for Common Equity
	           	And related Stockholder Matters          	2

ITEM 6.   	Management's Discussion and Analysis
		           Or Plan of Operation	                     2

ITEM 7.   	Financial Statements	                       2

ITEM 8.   	Changes in and Disagreements with
             Accountants on	Accounting and
             Financial Disclosure                     	3

                  PART III

ITEM 9.   	Directors, Executive Officers, Promoters
	           	And Control Persons; Compliance with
             Section 16 (a) of the Exchange Act       	3

ITEM 10.  	Executive Compensation	                     4

ITEM 11.  	Security Ownership of Certain
	           	Beneficial Owners and Management         	5

ITEM 12.  	Certain Relationships and Related
	           	Transactions	                             6

ITEM 13.  	Exhibits and Reports on Form 8-K	           7


                                   PART I



ITEM 1.	DESCRIPTION OF BUSINESS

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

Personnel

As of June 3, 1998, the Company had only one employee, its President, Treasurer and Secretary, and a director of the Company, James Chow. If a business combination is consummated, the Company anticipates hiring a staff to accommodate such business.

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

The Company currently occupies space for its headquarters in the office of James Chow and does so without a lease and with no obligation to pay rent. It is anticipated that upon the closing of a business combination, the Company will enter into a lease or purchase property from which it will operate.



1

ITEM 3.	LEGAL PROCEEDINGS

No legal proceedings are pending or known to be threatened against the Company.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

In the final quarter of the year, no matters were submitted to a vote of security holders.

                                 PART II

ITEM 5. 	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's shares of common stock were not traded during the fiscal year ended December 31, 1997. The Company does not anticipate the commencement of a market for its securities until, and unless, a business combination is consummated. As such, there is no guarantee that the common stock will commence trading or that any trading will be active.

On June 3, 1998, the approximate number of record holders of the common stock of the Company was 95.

To date, the Company has not paid any dividends on its common stock and does not expect to pay any dividends in the foreseeable future.

ITEM 6.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Plan of Operations.

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








2
ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE

On February 14, 1997, the company changed its independent certified public accountants to Dohan and Company, CPA's. Dohan and Company, CPA's audited the Company's 1995, 1996 and 1997 financial statements after that date. There were no disagreements with the Company's prior accountant.

                                   PART III

ITEM 9.	DIRECTORS, AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth certain information with respect to the Company's Officers, Directors and key employees:

Name                         			Positions with the Company
James Chow 	                  Director, President, Treasurer,
		                           	and Secretary

Eric J. Rentz                	Director

James Chow was appointed as the Company's President, Treasurer and Secretary on May 22, 1997. Mr. Chow was also elected to the Board of Directors upon the resignation of Angel Lorie, Jr. on June 16, 1997.
Mr. Chow currently serves as the sole director and is the sole shareholder of Inter-Global Investments, Incorporated ("Inter-Global"). The primary business of Inter-Global is financial consulting and investing. Mr. Chow has been a Certified Public Accountant since 1981. Mr. Chow served from 1996 to 1997 as the Regional Financial Controller to Miramar Hotel & Investment Co. Ltd., Hong Kong ("Miramar Hotel"). From 1993 to 1996, Mr. Chow served as the financial controller to Nan Hai Hotel, Shenzen, People's Republic of China, a hotel managed by Miramar Hotel. From 1992 until 1993, Mr. Chow served as the assistant Vice President for Finance and Control for Miramar Hotel. From 1987 until 1992, Mr. Chow served as a senior auditor for the accounting firm of Miller, Kaplan, Arase & Company, Los Angeles, California.Eric J. Rentz was appointed to the Company's Board of Directors on May 22, 1997. Dr. Rentz is a Doctor of Osteopathic Medicine. Dr. Rentz has served as the medical director for Physical Medicine Services, P.A. in Hallandale, Florida since 1995. Dr. Rentz served as the Medical Director of Physical Medicine Division in Dania, Florida from 1994 through 1995. From 1993 through 1995, Dr. Rentz conducted private medical research in cell membrane permeability in North Miami, Florida.

All directors hold office until the next annual meeting of shareholders of the Company or until their successors are elected and qualified. Officers hold office until their successors are chosen and qualified, subject to earlier removal by the Board of Directors. The Company does not have an executive, nominating, compensation or audit committee.
3

ITEM 10.  	EXECUTIVE COMPENSATION

The following summary compensation table sets forth the aggregate compensation paid to Mr. Angel Lorie, Jr., as the Company's former president, chief executive officer, and only officer and only employee. Mr. James Chow received no compensation in 1997. No employment agreement exists with any individuals. There are no stock options or warrants, or bonds or profit sharing plans, with respect to any individuals employed by the company.

SUMMARY COMPENSATION TABLE

	Name and                       		Salary        	Other	           Restricted
	Principal Position   	Year    	and Bonus    Compensation        Stock Awards

Angel L. Lorie, Jr.
President and         	1995      	7,380          	0	              838,000  (1)

Chief Executive       	1996          	0          	0	                   0

Officer               	1997      	9,000          	0            	9,000,000  (2)

All Executives        	1995	      7,380          	0	              838,000 	(1)

Officers as a         	1996          	0	          0	                   0

Group (1 person)      	1997      	9,000	          0            	9,000,000	 (2)

(1) On March 15, 1995, the Company issued 838,000 (as adjusted for reverse stock split effective as of April 10, 1997) shares of Common Stock to Florida Atlantic Group, Inc., which is a company controlled by Mr. Lorie, in exchange for services rendered to the Company and $1,000 in expenses paid.

(2) On May 22, 1997, the Company issued 9,000,000 shares of Common Stock to Florida Atlantic Group, Inc. in exchange for services rendered by Mr. Angel Lorie, Jr. to the Company.

	The Company's directors do not receive compensation for acting in this capacity.

The only executive officer was Mr. Angel Lorie, Jr. from 1995 to May 22, 1997. Mr. James Chow became the only executive officer on May 22,1997.










4
ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the holdings of Common Stock by each person who, as of June 3, 1998, held of record, or was known by the Company to own beneficially mor'e than five percent of the outstanding Common Stock of the Company, by each Director and Officer of the Company and by all Directors and Officers of the Company as a group.

Names and Address of Beneficial Owner:

Nature of Beneficial 	                          		Percentage of Common
	     Ownership              	No. of shares       	Shares Outstanding

Inter-Global Investments,
  Incorporated (1)(2)         	9,000,000                	90.00%

James Chow (1)(2)(3)          	9,000,000                	90.00%

Magnum Ltd. (4)	                 500,000                 	5.00%

Eric J. Rentz (2)	                    0	                  0.00%

All Directors and Officers
	as a group (1 person)        	9,000,000                	90.00%

(1)  	All shares are owned directly unless otherwise indicated. All of Mr.
Chow's shares are owned by Inter-Global Investments, Incorporated, which is a company controlled by Mr. Chow.

(2)	Principal address is P.O. Box 403624, Miami Beach, Florida 33140.

(3)	Mr. James Chow is the President, Treasurer, and Secretary of the
Company and is the sole shareholder of Inter-Global Investments, Incorporated. Mr. Chow is also a Director of the Company.

(4)	Principal address is 1221 Brickell Avenue, Suite 907, Miami, Florida 33131.














5
ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On August 15, 1993, the Company had issued 650,000 (as adjusted for reverse split) shares of its common stock to its Chief Executive Officer, Angel L. Lorie, Jr. The shares were issued to Mr. Lorie in consideration of services he rendered to the Company and expenses incurred on its behalf.

On September 1, 1994, Mr. Lorie resigned as president of the Company and his shares were redeemed by the Company. On March 15, 1995, Mr. Lorie was once again elected as the Company's president and chief executive officer and the Company then issued 838,000 (as adjusted for reverse split) shares of Common Stock to Florida Atlantic Group, Inc., ("Florida Atlantic") which is a company controlled by Mr. Lorie. The shares were issued in consideration for services provided by Mr. Lorie and expenses paid.

On April 10, 1997, the Company reversed split its outstanding shares of common stock 1 for 10, thereby reducing the number of shares outstanding to 1,000,000. Subsequent to the reverse split, on April 25, 1997, the Company issued 9,000,000 shares of common stock to Florida Atlantic in return for services rendered by Mr. Lorie to the Company. The total outstanding shares of common stock of the Company increased to 10,000,000.

On May 22, 1997, Inter-Global Investments, Incorporated, a Florida Corporation ("Inter-Global"), purchased from Florida Atlantic 9,000,000 shares of the Company's common stock for the aggregate purchase price of $85,000 or approximately $0.01 per share. The source of the consideration paid for such shares was Inter-Global's working capital. As a result of the stock purchase, Inter-Global beneficially owns 90.00% of the Company's outstanding common stock. In connection with the stock purchase the size of the Company's Board of Directors was increased to two members and Mr. Eric J.
Rentz was appointed to fill the vacancy on the Company's Board of Directors created by such increase. The Company distributed a Report Pursuant to Rule 14-f-1 of the Securities and Exchange Act of 1934, in connection with a pending change in the majority of its Board of Directors, to its shareholders on June 6, 1997. Ten days thereafter, on June 16, 1997, Mr. Angel Lorie, Jr. resigned as a member of the Board of Directors, and was succeeded by Mr.
James Chow.













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

Dated:	June 3, 1998


                                      				NATIONAL ADVERTISING GROUP, INC.



                                            			By:	/s/  James Chow     .
		                                            	James Chow,   President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:	June 3, 1998




                                              	By:    /s/ James Chow    .
                                                    		Mr. James Chow
				                                           	President & Director




































8

                          Dohan and Company, CPA's
                    7700 North Kendall Drive, Suite 204
                            Miami, Florida 33156




            Report of Independent Certified Public Accountants


Board of Directors
National Advertising Group, Inc.

We have audited the accompanying balance sheets of National Advertising Group, Inc. (a development stage company) as of December 31, 1997 and 1996, and the related statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of National Advertising Group, Inc. (a development stage company) as of December 31, 1997 and 1996, and the results of its operations, changes in its stockholders' equity and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has suffered losses from operations that raises substantial doubt about its ability to continued as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




/s/	Dohan and Company, CPA's


June 8, 1998
Miami, Florida





















F-1

                      NATIONAL ADVERTISING GROUP, INC
                       (A DEVELOPMENT STAGE COMPANY)
                               BALANCE SHEETS
                         DECEMBER 31, 1997 AND 1996

                                                 	   	1997        	1996

                                    ASSET

Organizational costs                                 	$	70       		$	70
Less accumulated amortization	                        (	70)     		( 	70)

Total Asset                                       	$     -  	  	$    	-


         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)

Liabilities:
Accrued expenses                                  	$	2,000    		$	1,000

Stockholders' Equity:
Common stock, par value $0.001 per share;
10,000,000 shares authorized,
10,000,000 and 939,970 shares issued
and outstanding in 1997 and 1996, respectively    		10,000		       	940
Additional paid-in capital (Note 2)	               	20,590    			15,150
Preferred stock, par value $0.10 per
share; 1,000,000 shares authorized,
no shares issued		-			-
Deficit accumulated during the
development stage                                	(	32,590)  		(	17,090)

Total Stockholders' Equity (Deficiency in Assets) (		2,000)    (		1,000)

Total Liabilities and Stockholders' Equity       	$	    	-	    $	    	-




























                           See accompanying notes.

F-2
                       NATIONAL ADVERTISING GROUP, INC
                        (A DEVELOPMENT STAGE COMPANY)
                          STATEMENTS OF OPERATIONS
                    YEARS ENDED DECEMBER 31, 1997 AND 1996


                                                       			Cumulative during
	 	 	                                                            the
   	                               1997       	1996      	development stage

Revenues                       	$	    -	   $     	-	        $        	-

Expenses:
Officer compensation (Note 2)   		9,000		                      		24,020
Audit and other fees		            6,500	     	1,000	             	8,500
Amortization	                        	-	        	10	                	70

Total expenses	                 	15,500	     	1,010	            	32,590

Net loss	                     ($	15,500)  	($	1,010)         	($	32,590)


Weighted average loss per    	($     	-    ($     -)
   share































                           See accompanying notes.

F-3

                       NATIONAL ADVERTISING GROUP, INC
                        (A DEVELOPMENT STAGE COMPANY)
      STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)
                    YEARS ENDED DECEMBER 31, 1997 AND 1996



                                                       			Cumulative during
	                                                               		the
  	                               1997	       1996	       development stage

Beginning of year            	($	1,000)	   $  	 10          	$         	-

Additions
	Issuance of common stock
		at par value (Note 2)       	$	9,000     $     -         		$     25,090
	Shareholders' contribution
  to	paid in capital          	$	5,500	  	                  	$	     5,500
  (Note 2)
Deductions
	Net loss for the year ended
		December 31-deficit
  accumulated during the
  development stage	         	(	15,500)   	( 	1,010)           	(	32,590)

End of year                	(	$  2,000)	   ($	1,000)	           ($	2,000)










































                           See accompanying notes.

F-4

                       NATIONAL ADVERTISING GROUP, INC
                        (A DEVELOPMENT STAGE COMPANY)
                           STATEMENTS OF CASH FLOWS
                    YEARS ENDED DECEMBER 31, 1997 AND 1996


                                                       			Cumulative during
			                                                               the
                                	1997	        1996	       development stage

CASH FLOWS FROM
OPERATING ACTIVITIES

Net loss	                  (	$	15,500)   (	$	1,010)           ( $	32,590)
Adjustment to reconcile net loss
	to net cash used by operating
	activities:
	Issuance of common stock for
		services		                    	9,00	         		-	              	25,090
	Amortization					                             	10		                 	70
	Increase in accrued expenses			1,000	     		1,000		              	2,000

Net cash used by
	operating activities		       	(5,500)	        		-		             (	5,430)

Cash flow from investing         			-         			-               (		  70)
 activities
Cash flow from financing activities
	Shareholders' contribution to
	paid in capital		             	5,500		                         			5,500

Net increase in cash	             		-		         	-	                   	-
Cash beginning of year		           	-	         		-                   		-
Cash end of year              $     -		    $    	- 		           $     	-
Supplemental disclosure:

During 1997, the Company reverse split its outstanding shares of common stock 1 for 10. Subsequent to the split the Company issued 9,000,000 shares of common stock at $0.001 par value.


















                          See accompanying notes.

F-5
                     NATIONAL ADVERTISING GROUP, INC
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

			Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2.	COMMON STOCK

			On March 15, 1995, the Company issued 838,000 (as adjusted for reverse split effective as of April 10, 1997) common shares in exchange for services rendered to the Company by its President, and expenses paid by Florida
Atlantic Group, Inc.  Also, in May 1997, the Company issued 60,030 to Florida
Atlantic Group, Inc. in exchange for expenses paid by the Company's President in the amount of $1,000. The President of the Company controls Florida
Atlantic Group, Inc.

			On April 10, 1997, the Company reversed split its outstanding shares of common stock 1 for 10, thereby reducing the number of shares outstanding to
1,000,000.

			Subsequent to the reverse split, the Company issued 9,000,000 to Florida
Atlantic Group, Inc. on May 22, 1997 for services, bringing the number of
shares outstanding to 10,000,000.   On the same date, Florida Atlantic Group,
Inc. sold 9,000,000 shares of the Company's common stock to Inter-Global
Investments, Inc.

















F-6
                       NATIONAL ADVERTISING GROUP, INC
                        (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO FINANCIAL STATEMENTS


NOTE 3.	INCOME TAXES

			The Company has not recorded a provision for income taxes in the accompanying financial statements because of a lack of certainty of the realization of the benefit from the net operating losses incurred for tax reporting purposes.

At December 31, 1997, the Company has a net operating loss carryover of approximately $32,590, less a valuation allowance of the same amount.

There was an ownership change in the Company during the year, as defined in
Section 382 of the Internal Revenue Code. These changes will materially limit the Company's net operating loss carry forward based upon the change in control.

NOTE 4.  RELATED PARTY TRANSACTIONS

On March 15, 1995, the Company issued 838,000 common shares in exchange for services rendered to the Company by its President, and expenses paid by Florida Atlantic Group, Inc. The President of the Company controls Florida Atlantic Group, Inc.

In May 1997, the Company issued a total of 9,060,030 common shares to Florida Atlantic Group, Inc. in exchange for services rendered to the Company by its President, and expenses paid by the President and Florida Atlantic Group, Inc. (See Note 2).

NOTE 5.  GOING CONCERN

As shown in the accompanying financial statements, the Company has an accumulated deficit of $32,590 as of December 31, 1997. As a result the Company has a deficiency in assets. The management of the Company intends to actively pursue a business combination through a merger, a reverse merger, or an acquisition. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.































F-7