Form 10-Q/A
period 1997-06-30
NATIONAL ADVERTISING GROUP INC
filed 1998-11-06
CIK 878788

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




            NAGI FINANCIAL DATA SCHEDULE 6-97 QTR

PERIOD TYPE           QUARTER
FISCAL YEAR END       DECEMBER 31, 1996
PERIOD END            JUNE 30, 1997
CASH	                 0
SECURITIES            0
RECEIVABLES           0
ALLOWANCES            0
INVENTORY             0
CURRENT ASSETS        0
PP&F                  0
DEPRECIATION          0
TOTAL ASSETS          0
CURRENT LIABILITIES   0
BONDS                 0
PREFERRED MANDATORY   0
PREFERRED             0
COMMON                9,400
OTHER SE              <9,400>
TOTAL LIABILITY AND
STOCKHOLDER EQUITY    0
SALES                 0
TOTAL REVENUES        0
CGS                   0
TOTAL COSTS           0
OTHER EXPENSES        4,500
LOSS PROVISION        0
INTEREST EXPENSE      0
INCOME PRETAX         0
INCOME TAX            0
INCOME CONTINUING     0
CHANGES               0
NET INCOME            <4,500>
EPS-PRIMARY           .00
EPS-DILUTED           .00