Form 10-Q/A
period 1997-09-30
NATIONAL ADVERTISING GROUP INC
filed 1998-11-06
CIK 878788

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

           ________________________________________________________
  (former name, address and former fiscal year, if changed from last report)


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

                                       Registrant:

                                       NATIONAL ADVERTlSING GROUP, INC.





                                       By:___________________________
                                             JAMES CHOW
                                             President

Date:	May 26, 1998



        NAGI FINANCIAL DATA SCHEDULE 9-97 QTR

PERIOD TYPE            QUARTER
FISCAL YEAR END        DECEMBER 31, 1996
PERIOD END             SEPTEMBER  30, 1997
CASH                   0
SECURITIES             0
RECEIVABLES            0
ALLOWANCES             0
INVENTORY              0
CURRENT ASSETS         0
PP&F                   0
DEPRECIATION           0
TOTAL ASSETS           0
CURRENT LIABILITIES    0
BONDS                  0
PREFERRED MANDATORY    0
PREFERRED              0
COMMON                 9,400
OTHER SE               <9,400>
TOTAL LIABILITY AND
STOCKHOLDER EQUITY     0
SALES                  0
TOTAL REVENUES         0
CGS                    0
TOTAL COSTS            0
OTHER EXPENSES         0
LOSS PROVISION         0
INTEREST EXPENSE       0
INCOME PRETAX          0
INCOME TAX             0
INCOME CONTINUING      0
CHANGES                0
NET INCOME             0
EPS-PRIMARY            .00
EPS-DILUTED            .00