Form 10-Q
period 1998-09-30
NATIONAL ADVERTISING GROUP INC
filed 1998-11-06
CIK 878788

FORM 1O-Q
                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D~C. 20549

                     Quarterly Report Under Section 13 or 15(d)
                       of the Securities Exchange Act of 1934

For Quarter Ended:            September 30, 1998

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

As of October 29, 1998 there were 10,000,000 shares of Common Stock outstanding



                         PART I - FINANCIAL INFORMATlON


Item 1.          Financial Statements.

                 See financial statements for the three month period ended September 30, 1998, (unaudited), attached as an exhibit.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                 The Registrant has not, as of the end of the three month period ended September 30, 1998, commenced active business operations. As of September 30, 1998 theRegistrant had total assets of $0 which consists of Total Stockholders' Equity.

                 The Registrant has no reasonable basis for comparison with respect to its quarterly financial results in that the Company has not yet commenced its business operations.


                          PART II - OTHER INFORMATION


Item 1-5.        Not Applicable

Item 6.          Exhibits.

                 Financial Statements (unaudited) of National Advertising Group, Inc. for the three month period ended
                 September 30, 1998














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

                                         Registrant:

                                         NATIONAL ADVERTlSING GROUP, INC.





                                         By:___________________________
                                               JAMES CHOW
                                               President

Date: October 29, 1998

                           NATIONAL ADVERTISING GROUP, INC
                            (A DEVELOPMENT STAGE COMPANY)
                                    BALANCE SHEET
        SEPTEMBER 30, 1998 (UNAUDITED) AND DECEMBER 31, 1997 (AUDITED)




                                            UNAUDITED         AUDITED
                                            09/30/98          12/31/97


                                      ASSETS

Cash                                        $     -0-        $      -0-
Other Asset:
 Organizational  Costs                            70                70
 Accumulated Amortization                        (70)              (70)

Total Assets                                       0                 0

         LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY IN ASSETS)

Liabilities:

Accrued expenses                            $      0         $   2,000

Shareholders' Equity (Deficiency in assets):
Common Stock, par value $0.001 per share;
    1,000,000 shares authorized,
    issued and outstanding-1,000,000        $ 10,000         $  10,000
Additional Paid-In Capital                    28,347            20,590
Preferred Stock, par value $.10 per
share; 1,000,000 shares authorized,
no shares issued and outstanding                  -0-               -0-
Deficit accumulated during the
development stage                            (38,347)          (32,590)

Total Shareholders' Equity
   (Deficiency in assets)                          0            (2,000)
                                              _______           _______
Total Liabilities and Stockholders' Equity  $     -0-        $      -0-


                  See accompanying Notes to Financial Statements
                                        F-I

                           NATIONAL ADVERTISING GROUP, INC.
                            (A DEVELOPMENT STAGE COMPANY)
                               STATEMENT OF OPERATIONS
               FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                    (UNAUDITED)




                                             1998            1997


Revenues                                     $  -0-          $   -0-

Total Revenues                               $  -0-          $   -0-


Expenses:
     Accounting and professional fees        $ 500-         $  4,500
 Amortization                                $  -0-         $      0

Total Expenses                               $ 500          $  4,500


Net Loss                                     $(500)         $ (4,500)









                  See Accompanying Notes to Financial Statements

                           NATIONAL ADVERTISING GROUP, INC.
                            (A DEVELOPMENT STAGE COMPANY)
                    STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
              FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                    (UNAUDITED)


                                            1998             1997

Shareholders' Equity:
     Beginning of period                   $    0          $     0

Additions

     Shareholders' contribution
     to paid in capital                    $  500          $  4,500

Deductions
     Net loss for the three months
     ended September 30, 1998 and 1997
     Deficit accumulated during
     development stage                     $ (500)         $ (4,500)

Ending balance as of September 30          $    0          $     -0-




















                 See Accompanying Notes to Financial Statements

                           NATIONAL ADVERTISING GROUP, INC.
                            (A DEVELOPMENT STAGE COMPANY)
                                STATEMENT OF CASH FLOW
                    THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997




                                            1998             1997

CASH FLOW FROM OPERATING ACTIVITIES

   Net loss                                 $ (500)          $(4,500)
   Adjustment to reconcile net loss to
     Net cash used by operating activities:
     Amortization                           $    0           $     0

     Net cash used by operating activities  $ (500)          $(4,500)

CASH FLOW FROM INVESTING ACTIVITIES         $    0           $     0

CASH FLOW FROM FINANCING ACTIVITIES         $    0           $     0

Shareholders' contribution to paid
    in capital                              $   500          $ 4,500

NET INCREASE (DECREASE) IN CASH             $     0          $     0

Cash - Beginning of Period                  $     0          $     0

Cash - End of Period                        $     0          $     0












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


NOTE 2 - In the opinion of management the accompanying unaudited financial statements contain all adjustments necessary to present fairly National Advertising Group, Inc.'s financial position as of September 30, 1998 and the results of its operations, changes in the shareholders' equity and cash flows for the three months then ended.

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

NOTE 5 - On May 22, 1997, Florida Atlantic Group, Inc. sold 9,000,000 shares of its common stock to Inter-Global Investments, Inc.

                      NAGI FINANCIAL DATA SCHEDULE 6-98 QTR


PERIOD TYPE           QUARTER
FISCAL YEAR END       DECEMBER 31, 1997
PERIOD END            SEPTEMBER 30, 1998
CASH                  0
SECURITIES            0
RECEIVABLES           0
ALLOWANCES            0
INVENTORY             0
CURRENT ASSETS        0
PP&F                  0
DEPRECIATION          0
TOTAL ASSETS          0
CURRENT LIABILITIES   0
BONDS                 0
PREFERRED MANDATORY   0
PREFERRED             0
COMMON                10,000
OTHER SE              <10,000>
TOTAL LIABILITY AND
STOCKHOLDER EQUITY    0
SALES                 0
TOTAL REVENUES        0
CGS                   0
TOTAL COSTS           0
OTHER EXPENSES        500
LOSS PROVISION        0
INTEREST EXPENSE      0
INCOME PRETAX         <500>
INCOME TAX            0
INCOME CONTINUING     0
CHANGES               0
NET INCOME            <500>
EPS PRIMARY           .00
EPS DILUTED           .00