Form 10-Q
period 1998-03-31
NATIONAL ADVERTISING GROUP INC
filed 1999-02-17
CIK 878788

FORM 1O-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D~C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended:                March 31, 1998

Commission File Number:           0-19505

                        NATIONAL ADVERTLSING GROUP, INC.
             (exact name of registrant as specified in its charter)

         FLORIDA                                                65-274107
(State or other jurisdiction of                          (IRS Employer I.D. No.)
Incorporation of organization)

                   P.O. BOX 403624. MIAMI BEACH, FLORIDA 33140
                    (Address of principal executive offices)

                                 (305) 535-9700
              (Registrant's telephone number, including area code)

   __________________________________________________________________________
   (former name, address and FORMER fiscal year, if changed from last report)

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

As of March 31, 1998 there were 10,000,000 shares of Common Stock outstanding

                         PART I - FINANCIAL INFORMATLON

ITEM 1.   FINANCIAL STATEMENTS.

          See financial statements for the three month period ended March 31, 1998, (unaudited), attached as an exhibit.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

          The Registrant has not, as of the end of the three month period ended March 31, 1998, commenced active business operations. As of March 31, 1998 the Registrant had total assets of $0 which consists of Total Stockholders' Equity.

          The Registrant has no reasonable basis for comparison with respect to its quarterly financial results in that the Company has not yet commenced its business operations.

                           PART II - OTHER INFORMATION

ITEM 1-5. NOT APPLICABLE

ITEM 6.   EXHIBITS.

          Financial Statements (unaudited) of National Advertising Group, Inc. for the three month period ended March 31, 1998

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Registrant:

                                   NATIONAL ADVERTlSING GROUP, INC.

                                   By: /s/ JAMES CHOW
                                      ------------------------------
                                           JAMES CHOW
                                           President

Date: July 27, 1998

                         NATIONAL ADVERTISING GROUP, INC
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
           March 31, 1998 (UNAUDITED) AND DECEMBER 31, 1997 (AUDITED)

                                                     UNAUDITED         AUDITED
                                                      03/31/98         12/31/97
                                                     ---------         --------
ASSET

Cash                                                 $     -0-         $     -0-
Other Asset:
         Organizational  Costs                             70                70
         Accumulated Amortization                         (70)              (70)

Total Other Asset                                           0                 0

Total Asset                                                 0                 0
                                                     --------          --------

LIABILITIES AND SHAREHOLDERS' EQUITY
(DEFICIENCY IN ASSETS)

Liabilities:
Accrued expenses                                     $      0          $  2,000

Shareholders' Equity:
Common Stock, par value $0.001 per share;
          10,000,000 shares authorized,
              issued and outstanding-10,000,000      $ 10,000          $ 10,000
Additional Paid-In Capital                             22,590            20,590
Preferred Stock, par value $.10 per
share; 1,000,000 shares authorized,
no shares issued and outstanding                           -0-               -0-
Deficit accumulated during the
development stage                                     (32,590)          (32,590)

Total Shareholders' Equity (Deficiency in Assets)          (0)           (2,000)
                                                     --------          --------

Total Liabilities and Shareholders' Equity           $      0          $      0


                 See Accompanying Notes to Financial Statements

                        NATIONAL ADVERTISING GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (UNAUDITED)

                                              1998             1997
                                              ----           -------

Revenues                                       $-0-          $    -0-
Total Revenues                                 $-0-          $    -0-
Expenses:
          Amortization                         $ 0           $     4
          Professional fees                                    1,000
Total Expenses                                 $ 0           $ 1,004
Net Loss                                       $(0)          $(1,004)
                                               ---           -------


                 See Accompanying Notes to Financial Statements

                        NATIONAL ADVERTISING GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
         FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997(UNAUDITED)

                                                  1998               1997
                                                 -------           -------
Shareholders' Equity:
         Beginning of year                       $(2,000)          $     0

Additions                                        $     0
         Shareholder contributions               $ 2,000           $ 1,004

Deductions
         Net loss for the three months
         ended March  31-
         deficit accumulated during
         development stage                       $    (0)          $(1,004)

Ending balance as of December 31                 $     0           $     0
                                                 -------           -------


                 See Accompanying Notes to Financial Statements

                        NATIONAL ADVERTISING GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOW
                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997

                                                            1998         1997
                                                           -------     -------

CASH FLOW FROM OPERATING ACTIVITIES

         Net loss                                          $    (0)    $(1,004)
         Adjustment to reconcile net loss to
            Net cash used by operating activities:
                Amortization                               $     0     $     4
                Reduction in accrued expenses              $(2,000)    $     0

                Net cash used by operating activities      $(2,000)    $(1,000)

CASH FLOW FROM INVESTING ACTIVITIES                        $     0     $     0

         Shareholders' contribution to paid in capital     $ 2,000     $ 1,000

CASH FLOW FROM FINANCING ACTIVITIES                        $     0     $     0

NET INCREASE (DECREASE) IN CASH                            $     0     $     0

Cash - Beginning of Period                                 $     0     $     0

Cash - End of Period                                       $     0     $     0


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

NOTE 2 - In the opinion of management the accompanying unaudited financial statements contain all adjustments necessary to present fairly National Advertising Group, Inc.'s financial position as of March 31, 1998 and the results of its operations, changes in the shareholders' equity and cash flows for the three months then ended.

NOTE 3- As shown in the accompanying financial statements, the Company has an accumulated deficit of $ 32,590 as of March 31, 1998. As a result, the Company has a deficiency in assets. The management of the Company intends to actively pursue a business combination through a merger, or an acquisition. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

                                 EXHIBIT INDEX

EXHIBIT NO.    DESCRIPTION
-----------    -----------
    27         Financial Data Schedule