Form 10KSB
period 1998-12-31
YANG HOLDING CO
filed 1999-03-29
CIK 878788

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C., 20549

                                   FORM 1O-KSB
                                   (Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                        ACT OF 1934 (FEE REQUIRED)

               For the fiscal year ended December 31, 1998

[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) Of THE
                 SECURITIES EXCHANGE Act OF 1934 (No Fee Required)

              For the transition period from  ______ to _____

                     Commission file number:  0-19505

                              YANG HOLDING COMPANY
                 (Name of small business issuer in its charter)

                    Florida                          65-0274107
         State or other Jurisdiction of           (I.R.S. Employer
         incorporation or organization          Identification Number)

             2666 Tigertail Avenue, Suite 104, Miami, Florida 33313
                  (Address of principal executive offices)

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

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or is (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Issuer's revenues for its most recent fiscal year were $0.

The aggregate market value of the voting stock held by non-affiliates was approximately $0 as of March 12, 1999, based on the closing sale price of $Nil (not traded as of March 12, 1999).

The number of shares of common stock outstanding as of March 12, 1999, was 1,000,000.

                              Yang Holding Company
                     F/K/A National Advertising Group, Inc.

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

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

General

Yang Holding Company, F/K/A National Advertising Group, Inc. (the Company), a Florida corporation, was formed in July 1991, primarily to engage in the telemarketing and sale of business or consumer products. As of the date of this report, the Company has not commenced active business operations. The Company intends to commence active operations during the next fiscal year, but there can be no assurance that it will be able to commence such active operations. The commencement of active Company business operations is contingent upon the closing on one or more acquisitions which the Company anticipates considering during the upcoming fiscal year. As of the date of this report, no definitive agreements have been reached with any business entity and no target industry has been identified.

Competition

Numerous companies located in South Florida and throughout the United States will compete vigorously with the Company for target acquisition candidates. Venture capital companies as well as established corporations and entities, most of which have greater resources than the Company will vie for such acquisition candidates.

Personnel

As of March 12, 1999, the Company had only one employee, its President, Treasurer and Secretary, and a director of the Company, James Chow. If a business combination is consummated, the Company anticipates hiring a staff to accommodate such business.

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

                                 PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's shares of common stock were not traded during the fiscal year ended December 31, 1998. The Company does not anticipate the commencement of a market for its securities until, and unless, a business combination is consummated. As such, there is no guarantee that the common stock will commence trading or that any trading will be active.

On March 12, 1999, the approximate number of record holders of the common stock of the Company was 95.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On February 14, 1997, the company changed its independent certified public accountants to Dohan and Company, CPA's. Dohan and Company, CPA's audited the Company's 1995, 1996, 1997 and 1998 financial statements after that date. There were no disagreements with the Company's prior accountant.

                                   PART III

ITEM 9. DIRECTORS, AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth certain information with respect to the Company's Officers, Directors and key employees:

Name                   Age         Positions with the Company

James Chow             41          Director, President, Treasurer,
                                   and Secretary

Eric J. Rentz          42          Director (resigned December 31, 1998)

James Chow was appointed as the Company's President, Treasurer and Secretary on May 22, 1997. Mr. Chow was also elected to the Board of Directors upon the resignation of Angel Lorie, Jr. on June 16, 1997.
Mr. Chow currently serves as the sole director and is the sole shareholder of Inter-Global Investments, Incorporated ("Inter-Global"). The primary business of Inter-Global is financial consulting and investing. Mr. Chow has been a Certified Public Accountant since 1981. Mr. Chow served from 1996 to 1997 as the Regional Financial Controller to Miramar Hotel & Investment Co. Ltd., Hong Kong ("Miramar Hotel"). From 1993 to 1996, Mr. Chow served as the financial controller to Nan Hai Hotel, Shenzen, People's Republic of China, a hotel managed by Miramar Hotel. From 1992 until 1993, Mr. Chow served as the assistant Vice President for Finance and Control for Miramar Hotel. From 1987 until 1992, Mr. Chow served as a senior auditor for the accounting firm of Miller, Kaplan, Arase & Company, Los Angeles, California. Eric J. Rentz was appointed to the Company's Board of Directors on May 22, 1997. Dr. Rentz is a Doctor of Osteopathic Medicine. Dr. Rentz has served as the medical director for Physical Medicine Services, P.A. in Hallandale, Florida since 1995. Dr. Rentz served as the Medical Director of Physical Medicine Division in Dania, Florida from 1994 through 1995. From 1993 through 1995, Dr. Rentz conducted private medical research in cell membrane permeability in North Miami, Florida.

On December 31, 1998, Eric Rentz resigned as a director of the Company. Mr. Rentz had no disagreements with respect to any matter relating to the Company's operations, policies or practices.

All directors hold office until the next annual meeting of shareholders of the Company or until their successors are elected and qualified. Officers hold office until their successors are chosen and qualified, subject to earlier removal by the Board of Directors. The Company does not have an executive, nominating, compensation or audit committee.

ITEM 10. EXECUTIVE COMPENSATION

The following summary compensation table sets forth the aggregate compensation paid to Mr. Angel Lorie, Jr., as the Company's former president, chief executive officer, and only officer and only employee. Mr. James Chow received no compensation in 1997 or 1998. No employment agreement exists with any individuals. There are no stock options or warrants, or bonds or profit sharing plans, with respect to any individuals employed by the company.

SUMMARY COMPENSATION TABLE

Name and                              Salary       Other          Restricted
Principal Position         Year       and Bonus    Compensation   Stock
                                                                  Awards

Angel Lorie                1997       9,000            0          900,000  (1)

Angel Lorie (1 Person)     1997       9,000            0          900,000  (1)

(1) On May 22, 1997, the Company issued 9,000,000 shares (900,000 as adjusted for reverse split effective December 31, 1998) of Common Stock to Florida Atlantic Group, Inc. in exchange for services rendered by Mr. Angel Lorie, Jr. to the Company. Mr. Lorie was President and Chief Executive Officer of the Company at the time.

The Company's directors do not receive compensation for acting in this capacity.

The only executive officer was Mr. Angel Lorie, Jr. from 1995 to May 22, 1997. Mr. James Chow became the only executive officer on May 22,1997.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the holdings of Common Stock by each person who, as of March 8, 1999, held of record, or was known by the Company to own beneficially more than five percent of the outstanding Common Stock of the Company, by each Director and Officer of the Company and by all Directors and Officers of the Company as a group.

Names and Address of Beneficial Owner:

Nature of Beneficial                                    Percentage of Common
           Ownership             No. of shares         Shares Outstanding

Inter-Global Investments,
  Incorporated (1)(2)                900,000                  90.00%

James Chow (1)(2)(3)                 900,000                  90.00%

Magnum Ltd. (4)                       50,000                   5.00%

All Directors and Officers
         as a group (1 person)       900,000                  90.00%

(1) All shares are owned directly unless otherwise indicated. Number of shares was adjusted for reverse split effective December 31, 1998. All of Mr. Chow's shares are owned by Inter-Global Investments, Incorporated, which is a company controlled by Mr. Chow.

(2) Principal address is 2666 Tigertail Avenue, Suite 104, Miami, Florida 33133.

(3) Mr. James Chow is the President, Treasurer, and Secretary of the Company and is the sole shareholder of Inter-Global Investments, Incorporated. Mr. Chow is also a Director of the Company.

(4) Principal address is 1221 Brickell Avenue, Suite 907, Miami, Florida 33131.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On April 10, 1997, the Company reversed split its outstanding shares of common stock 1 for 10, thereby reducing the number of shares outstanding to 1,000,000 (100,000 as adjusted for reverse split effective December 31, 1998). Subsequent to the reverse split, on April 25, 1997, the Company issued 9,000,000 shares of common stock (900,000 as adjusted for reverse split effective December 31, 1998), to Florida Atlantic in return for services rendered by Mr. Angel Lorie, Jr., who at the time was the Company's Chief Executive Officer, to the Company. The total outstanding shares of common stock of the Company increased to 10,000,000 (1,000,000 as adjusted for reverse split effective December 31, 1998).

On May 22, 1997, Inter-Global Investments, Incorporated, a Florida Corporation ("Inter-Global"), purchased from Florida Atlantic 9,000,000 shares of the Company's common stock (900,000 as adjusted for reverse split effective December 31, 1998), for the aggregate purchase price of $85,000 or approximately $0.01 per share. The source of the consideration paid for such shares was Inter-Global's working capital. As a result of the stock purchase, Inter-Global beneficially owns 90.00% of the Company's outstanding common stock. In connection with the stock purchase the size of the Company's Board of Directors was increased to two members and Mr. Eric J. Rentz was appointed to fill the vacancy on the Company's Board of Directors created by such increase. The Company distributed a Report Pursuant to Rule 14-f-1 of the Securities and Exchange Act of 1934, in connection with a pending change in the majority of its Board of Directors, to its shareholders on June 6, 1997. Ten days thereafter, on June 16, 1997, Mr. Angel Lorie, Jr. resigned as a member of the Board of Directors, and was succeeded by Mr. James Chow.

Mr. Eric Rentz resigned from the Board of Directors effective December 31, 1998. Mr. James Chow remains as the Company's sole Director.

On January 13,1999, the Company filed Articles of Amendment which changed the Company's name to Yang Holding Company. In addition, effective December 31, 1998, the Company reversed split its issued and outstanding common stock 1 for 10.

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits:

(3) Registrant's Articles of Incorporation and by-laws are incorporated by reference to the Registrant's previous filing with the Commission.

(4) Form of Registrant's Common Stock Certificate is incorporated by reference to the Registrant's previous filing with the Commission.

(27.1)Financial Data Schedule

b. Reports on Form 8-K. No reports were filed for the last quarter of the fiscal year covered by this report. A report filed on Form 8-K on February 17,1999 is incorporated by reference to the Registrant's previous filing with the Commission.

                                   SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   March 12, 1999

                                                YANG HOLDING COMPANY
                              F/K/A National Advertising Group, Inc.

                                             By:      /s/ James Chow
James Chow, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:   March 12, 1999

                                                By:    /s/ James Chow    .
                                                           Mr. James Chow
                                                           President & Director

                                    CONTENTS

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                       F-2

FINANCIAL STATEMENTS

     Balance Sheets                                                      F-3

     Statements of Operations                                            F-4

     Statements of Changes in Deficiency in Assets                       F-5

     Statements of Cash Flows                                            F-6

     Notes to Financial Statements                                  F7 - F-8

                            Dohan and Company, CPA's
                       7700 North Kendall Drive, Suite 204
                              Miami, Florida 33156

               Report of Independent Certified Public Accountants

Board of Directors
Yang Holding Company

We have audited the accompanying balance sheets of Yang Holding Company, F/K/A National Advertising Group, Inc.,(a development stage company) as of December 31, 1998 and 1997, and the related statements of operations, changes in deficiency assets, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Yang Holding Company, F/K/A National Advertising Group, Inc.,(a development stage company) as of December 31, 1998 and 1997, and the results of its operations, changes in its stockholders' equity and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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

/s/      Dohan and Company, CPA's

March 12, 1999
Miami, Florida

                              YANG HOLDING COMPANY
                     F/K/A National Advertising Group, Inc.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1997

                                                      1998             1997

                     ASSETS

Organizational costs                               $      70        $      70
Less accumulated amortization                      (      70)       (      70)
                                                    ---------       ----------
Total Assets                                       $       -        $       -
                                                    ========         ========

         LIABILITIES AND DEFICIENCY IN ASSETS

Liabilities:
Accrued expenses                                   $   2,000        $   2,000
                                                   ---------        ---------
Preferred stock, par value $0.10 per
share; 1,000,000 shares authorized,
no shares issued                                           -                -

Deficiency in assets:
Common stock, par value $0.001 per share;
1,000,000 shares authorized,
1,000,000 shares issued
and outstanding in 1998 and 1997, respectively        10,000           10,000
Additional paid-in capital (Note 2)                   41,747           20,590
Deficit accumulated during the
development stage                                  (  53,747)       (  32,590)
                                                   ----------       ----------
Total Deficiency in Assets                         (   2,000)       (   2,000)
                                                   ----------       ----------
Total Liabilities and Deficiency in Assets         $       -        $       -
                                                   =========        =========

                             See accompanying notes.

                              YANG HOLDING COMPANY
                     F/K/A National Advertising Group, Inc.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

                                                              Cumulative during
                                                                      the
                                   1998           1997        development stage

Revenues                         $       -      $       -       $        -

Expenses:
Officer compensation (Note 2)            -          9,000           24,020
Professional fees                   21,157          6,500           29,657
Amortization                             -              -               70
                                 ---------     ----------       ----------
Total expenses                      21,157         15,500           53,747
                                 ---------     ----------       ----------
Net loss                         ( $21,157)    (  $15,500)      (  $53,747)
                                 =========      =========          =======
Weighted average loss per        ($ 0.0212)    ($  0.0155)      ($  0.0537)
   share

                           See accompanying notes.

                              YANG HOLDING COMPANY
                     F/K/A National Advertising Group, Inc.
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENTS OF CHANGES IN DEFICIENCY IN ASSETS
                     YEARS ENDED DECEMBER 31, 1998 AND 1997

                                                                     Cumulative during
                                                                            the
                                           1998            1997      development stage
Beginning of year                       ($  2,000)      ($  1,000)       $       -

Additions
         Issuance of common stock
              at par value (Note 2)     $       -       $   9,000        $  10,000
         Shareholders' contribution
         to paid in capital (Note 2)    $  21,157       $   5,500        $  41,747

Deductions
         Net loss for the year ended
         December 31-deficit
         accumulated during the
         development stage              (  21,157)      (  15,500)       (  53,747)
                                         --------        --------         --------
End of year                             ($  2,000)      ($  2,000)       ($  2,000)
                                         ========        ========         ========

                             See accompanying notes.

                              YANG HOLDING COMPANY
                     F/K/A National Advertising Group, Inc.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 1998 AND 1997

                                                                               Cumulative during
                                                                                      the
                                                    1998             1997      development stage
CASH FLOWS FROM
OPERATING ACTIVITIES
Net loss                                         ($ 21,157)      ($ 15,500)       ($ 53,747)
Adjustment to reconcile net loss
         to net cash used by operating
         activities:
         Issuance of common stock for
             services                                    -           9,000            9,000
         Amortization                                    -               -               70
         Increase in other assets                                                 (      70)
         Increase in accrued expenses                    -           1,000            2,000
                                                 ---------        --------         --------
Net cash used by
         operating activities                    (  21,157)      (   5,500)       (  42,747)

Cash flow from investing
         activities:                                     -               -                -
Cash flow from financing activities
         Issuance of common stock                        -               -            1,000
         Shareholders' contribution
         to additional paid-in-capital              21,157           5,500           41,747
                                                 ---------        --------         -----------
Net increase in cash                                     -               -                -

Cash beginning of year                                   -               -                -
                                                 ---------       ---------        ---------
Cash end of year                                 $       -       $       -        $       -
                                                 =========       =========        =========

Supplemental disclosure:

During 1997, the Company reverse split its outstanding shares of common stock 1 for 10. Subsequent to the split the Company issued 9,000,000 shares of common stock at $0.001 par value.

Effective December 31, 1998, the Company reversed split its issued and outstanding common stock 1 for 10.

                             See accompanying notes.

                              YANG HOLDING COMPANY
                     F/K/A National Advertising Group, Inc.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Business Activity

         Yang Holding Company, F/K/A National Advertising Group, Inc., (the Company) was organized under the laws of the State of Florida on July 25, 1991. The Company is a development stage entity, which has not yet commenced business operations. The Company intends to acquire an operating entity, however, it has not yet targeted an acquisition.

         Loss Per Share

         Loss per share is computed by dividing the net loss by the average number of common shares outstanding during each period.

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

NOTE 2.  COMMON STOCK

         On April 10, 1997, the Company reversed split its outstanding shares of common stock 1 for 10, thereby reducing the number of shares outstanding to 1,000,000 (100,000 shares as adjusted for reverse split effective December 31, 1998). These financial statements reflect the retroactive effect of the reverse stock split.

         Subsequent to the reverse split, the Company issued 9,000,000 (900,000 as adjusted for reverse split effective December 31, 1998) to Florida Atlantic Group, Inc. on May 22, 1997 for services, bringing the number of shares outstanding to 10,000,000 (1,000,000 adjusted for the reverse split effective December 31, 1998). On the same date, Florida Atlantic Group, Inc. sold 9,000,000 shares (900,000 as adjusted for reverse split effective December 31, 1998) of the Company's common stock to Inter-Global Investments, Inc.

         Effective December 31, 1998, the Company reversed split its issued and outstanding common stock 1 for 10.

                              YANG HOLDING COMPANY
                     F/K/A National Advertising Group, Inc.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 3.  INCOME TAXES

         The Company has not recorded a provision for income taxes in the accompanying financial statements because of a lack of certainty of the realization of the benefit from the net operating losses incurred for tax reporting purposes.

         At December 31, 1998, the Company has a net operating loss carryover of approximately $53,747, less a valuation allowance of the same amount.

         There was an ownership change in the Company during 1997, as defined in
         Section 382 of the Internal Revenue Code. These changes will materially limit the Company's net operating loss carry forward based upon the change in control.

NOTE 4.  RELATED PARTY TRANSACTIONS

         In May 1997, the Company issued a total of 9,060,030 (906,030 as adjusted for reverse split effective December 31, 1998) common shares to Florida Atlantic Group, Inc. in exchange for services rendered to the Company by its President, and expenses paid by the President and Florida Atlantic Group, Inc. (See Note 2).

NOTE 5.  GOING CONCERN

         As shown in the accompanying financial statements, the Company has an accumulated deficit of $53,747 as of December 31, 1998. As a result the Company has a deficiency in assets. The management of the Company intends to actively pursue a business combination through a merger, a reverse merger, or an acquisition. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

                    U.S. Securities and Exchange Commission

                                  EXHIBIT INDEX

EXHIBIT        DESCRIPTION
-------        -----------
 27.1     Financial Data Schedule