Form 10-Q
period 1999-03-31
YANG HOLDING CO
filed 1999-05-14
CIK 878788

FORM 1O-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended March 31, 1999

                         Commission File Number: 0-19505

                              YANG HOLDING COMPANY
                              --------------------
             (exact name of registrant as specified in its charter)

         FLORIDA                                                65-274107
(State or other jurisdiction of                          (IRS Employer I.D. No.)
Incorporation of organization)

              2666 TIGERTAIL AVENUE, SUITE 104 MIAMI, FLORIDA 33133
              -----------------------------------------------------
                    (Address of principal executive offices)

                                 (305) 535-9700
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
               --------------------------------------------------
   (former name, address and FORMER fiscal year, if changed from last report)

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

As of May 10, 1999 there were 50,003,000 shares of Common Stock outstanding

INDEX

PART I - FINANCIAL INFORMATLON

ITEM 1.     FINANCIAL STATEMENTS.

            Condensed Balance Sheets as of March 31, 1999 (Unaudited) and
            December 31, 1998                                                  4

            Condensed Statements of Operations for the Three Months Ended
            March 31, 1999 and 1998 (Unaudited)                                5

            Condensed Statement of Changes in Shareholders' Equity for the
            Three Months ended March, 31, 1999 (Unaudited) and the Year
            ended December 31, 1998                                            6

            Condensed Statement of Cash Flow for the Three Months ended
            March 31, 1999 and March 31, 1998 (Unaudited)                      7

            Notes to Condensed Financial Statements                          8-9

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS.                                        10

PART II - OTHER INFORMATION                                                11-13

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            Registrant:

                                            YANG HOLDING COMPANY



                                            By: /s/ JAMES CHOW
                                               ---------------------------------
                                                   JAMES CHOW
                                                   President

Date:    May 10, 1999

                              YANG HOLDING COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
                             CONDENSED BALANCE SHEET
                      March 31, 1999 and December 31, 1998

                                                        March 31,1999     December 31, 1998
                                                         (Unaudited)         (Audited)
                                                        -------------     -----------------
                                     ASSETS

Cash                                                      $      0           $      0
                                                          --------           --------
Total Assets                                              $      0           $      0
                                                          ========           ========

                            LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY IN ASSETS)

Liabilities:

Accrued expenses                                          $    500           $  2,000
                                                          --------           --------
Shareholders' Equity:
Common Stock, par value $0.001 per share;
          200,000,000 shares authorized,
              issued and outstanding-50,003,000             50,003             10,000
Additional Paid-In Capital                                   4,461             41,747
Preferred Stock, par value $.10 per
share; 1,000,000 shares authorized,
no shares issued and outstanding                                 0                  0
Deficit accumulated during the
development stage                                          (54,964)           (53,747)
                                                          --------           --------

Total Shareholders' Equity (Deficiency in Assets)             (500)            (2.000)
                                                          --------           --------

Total Liabilities and Shareholders' Equity                $      0           $      0
                                                          ========           ========

            See Accompanying Notes to Condensed Financial Statements

                              YANG HOLDING COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
                        CONDENSED STATEMENT OF OPERATIONS
               For the three months ended March 31, 1999 and 1998
                                   (Unaudited)






                                       1999              1998
                                     --------          --------

Revenues                             $     0           $     0
                                     -------           -------

Total Revenues                       $     0           $     0
                                     =======           =======

Expenses:

          Professional fees          $ 1,217           $     0
                                     -------           -------

Total Expenses                       $ 1,217           $     0
                                     -------           -------

Net Loss                             $(1,217)          $    (0)
                                     =======           =======











            See Accompanying Notes to Condensed Financial Statements

                              YANG HOLDING COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
             CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
 For the three months ended March 31, 1999 and the year ended December 31, 1998

                                                       March 31,1999     December 31, 1998
                                                        (Unaudited)          (Audited)
                                                       -------------     ------------------
Shareholders' Equity:
         Beginning of period                             $ (2,000)          $ (2,000)

Additions
         Shareholder contributions                          2,717             21,157
         Increase in common stock outstanding              40,003

Deductions
         Transfer from paid in capital to
         common stock in connection with
         increase in common stock outstanding             (40,003)

         Net loss for the three months
         ended March 31, 1999 and the
         year ended December 31, 1998
         (Additional deficit accumulated during
         development stage)                                (1,217)          $(21,157)
                                                         --------           --------
Ending balance at end of period                          $   (500)          $ (2,000)
                                                         ========           ========






            See Accompanying Notes to Condensed Financial Statements

                              YANG HOLDING COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
                        CONDENSED STATEMENT OF CASH FLOW
               For the three months ended March 31, 1999 and 1998
                                   (Unaudited)

                                                                  1999              1998
                                                                --------          --------
CASH FLOW FROM OPERATING ACTIVITIES

         Net loss                                               $(1,217)          $    (0)
         Adjustment to reconcile net loss to
            Net cash used by operating activities:
                Reduction in accrued expenses                   $(1,500)          $(2,000)
                                                                -------           -------
                Net cash used by operating activities           $(2,717)          $(2,000)

CASH FLOW FROM INVESTING ACTIVITIES                             $     0           $     0

         Shareholders' contribution to paid in capital          $ 2,717           $ 2,000

CASH FLOW FROM FINANCING ACTIVITIES                             $     0           $     0
                                                                -------           -------
NET INCREASE (DECREASE) IN CASH                                 $     0           $     0

Cash - Beginning of Period                                      $     0           $     0
                                                                -------           -------
Cash - End of Period                                            $     0           $     0
                                                                =======           =======




            See Accompanying Notes to Condensed Financial Statements

                              YANG HOLDING COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BUSINESS ACTIVITY

         Yang Holding Company (formerly National Advertising Group, Inc.) (the Company) was organized under the laws of the State of Florida on July 25, 1991. The Company is a development stage entity, which has not yet commenced business operations. The Company intends to acquire an operating entity, however, it has not yet targeted an acquisition.

         BASIS OF PRESENTATION

         The accompanying unaudited condensed financial statements of Yang Holding Company presented herein do not include all disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management these financial statements include all adjustments, consisting of accrual of professional fees and expenses, necessary for a fair presentation of the results of interim periods.

         The interim condensed financial statements should be read in conjunction with the financial statements and footnotes that are included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission March 29, 1999.

         RECAPITALIZATION

         Effective April 22, 1999, the Company filed Articles of Amendment, which increased the Company's capitalization to 200,000,000 shares of common stock. In addition, effective April 22, 1999, the Company forward split its issued and outstanding common stock 100 for 1.

         In connection with the recapitalization, $40,003 was transferred from paid in capital to common stock. The accompanying condensed financial statements for March 31, 1999 give effect to the recapitalization.

                              YANG HOLDING COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED FINANCIAL STATEMENTS - (Continued)
                                   (Unaudited)

NOTE 2 - GOING CONCERN

         As shown in the accompanying financial statements, the Company has an accumulated deficit of $ 54,964 as of March 31, 1999. As a result, the Company has a deficiency in assets. The management of the Company intends to actively pursue a business combination through a merger, or an acquisition. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The Registrant has not, as of the end of the three month period ended March 31, 1999, commenced active business operations. As of March 31, 1999 the Registrant had no assets. Liabilities were accounts payable of $500, and the total Shareholders' Equity consisted of a Deficiency in Assets of $500.

         The Registrant has no reasonable basis for comparison with respect to its quarterly financial results in that the Company has not yet commenced its business operations.

         The recurring professional fees and other costs of complying with filings with the Securities and Exchange Commission, the Internal Revenue Service and others is being funded through contributions to capital by the Company's principal shareholder.

                           PART II - OTHER INFORMATION


ITEM 1.           LEGAL PROCEEDINGS

                  Not Applicable

ITEM 2.           CHANGES IN SECURITIES

                  Effective April 22, 1999, the Company filed Articles of Amendment, which increased the Company's capitalization to 200,000,000 shares of common stock. In addition, effective April 22, 1999, the Company forward split its issued and outstanding common stock 100 for 1.

                  The issued and outstanding common stock after the recapitalization consists of 50,003,000 shares, par value $0.001.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

                  Not Applicable

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

                  Not Applicable

ITEM 5.           OTHER INFORMATION

                  Not Applicable

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  EXHIBITS

                  27.5      Financial Data Schedule

                  REPORTS ON FORM 8-K

                  On February 17, 1999 the Company filed a Form 8-K, which is incorporated herein by reference. The Report principally dealt with a change in the corporate name from National Advertising Group, Inc., to Yang Holding Company.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K - (Continued)

                  Additionally, the February 17, 1999 Form 8-K disclosed a reverse split of the outstanding shares of common stock, and the resignation of a director.

                  On April 22, 1999, the Company filed a Form 8-K, which is incorporated herein by reference. The Report principally dealt with the recapitalization of the Company and the forward split of its outstanding shares of common stock.

                                 EXHIBIT INDEX


EXHIBIT                              DESCRIPTION
-------                              -----------
 27.5                    Financial Data Schedule