Form 10-Q
period 1999-09-30
YANG HOLDING CO
filed 1999-11-02
CIK 878788

FORM 1O-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the Quarterly Period Ended September 30, 1999

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

As of November 1, 1999 there were 50,003,000 shares of Common Stock outstanding

                                      INDEX

PART I - FINANCIAL INFORMATLON

ITEM 1.   FINANCIAL STATEMENTS.

          Condensed Balance Sheets as of September 30, 1999 (Unaudited) and
          December 31, 1998                                                    4

          Condensed Statements of Operations for the Three Months Ended
          September 30, 1999 and 1998 (Unaudited)                              5

          Condensed Statement of Changes in Shareholders' Equity for the
          Three Months ended September 30, 1999 and 1998 (Unaudited)           6

          Condensed Statement of Cash Flow for the Three Months ended
          September 30,1999 and 1998 (Unaudited)                               7

          Notes to Condensed Financial Statements                            8-9

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS.                                          10

PART II - OTHER INFORMATION                                                11-13

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Registrant:

                                       YANG HOLDING COMPANY

                                       By: /s/ James Crow
                                           --------------------------
                                               JAMES CHOW
                                               President

Date:    November 1, 1999

                              YANG HOLDING COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
                             CONDENSED BALANCE SHEET
                    September 30, 1999 and December 31, 1998

                                            September 30,1999  December 31, 1998
                                                (Unaudited)        (Audited)

                  ASSETS

Cash                                             $      0          $      0
                                                 --------          --------
Total Assets                                     $      0          $      0
                                                 ========          ========

   LIABILITIES AND SHAREHOLDERS' EQUITY
          (DEFICIENCY IN ASSETS)

Liabilities:
Accrued expenses                                 $    500          $  2,000
                                                 --------          --------
Shareholders' Equity:
Common Stock, par value $0.001 per share;
          200,000,000 shares authorized,
          issued and outstanding-50,003,000        50,003            10,000
Additional Paid-In Capital                         10,813            41,747
Preferred Stock, par value $.10 per
share; 1,000,000 shares authorized,
no shares issued and outstanding                        0                 0
Deficit accumulated during the
development stage                                 (61,316)          (53,747)
                                                 --------          --------

Total Shareholders' Equity (Deficiency in Assets)    (500)           (2,000)
                                                 --------          --------

Total Liabilities and Shareholders' Equity       $      0          $      0
                                                 ========          ========

            See Accompanying Notes to Condensed Financial Statements

                              YANG HOLDING COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
                        CONDENSED STATEMENT OF OPERATIONS
             For the three months ended September 30, 1999 and 1998
                                   (Unaudited)

                                                    1999               1998


Revenues                                           $     0             $   0
                                                   -------             -----
Total Revenues                                     $     0             $   0
                                                   =======             =====

Expenses:

          Professional fees and expenses           $ 5,693             $ 500
                                                   -------             -----
Total Expenses                                     $ 5,693             $ 500
                                                   -------             -----
Net Loss                                           $(5,693)            $(500)
                                                   =======             =====

            See Accompanying Notes to Condensed Financial Statements

                              YANG HOLDING COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
             CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
             For the three months ended September 30, 1999 and 1998
                                   (Unaudited)


                                                            1999       1998
Shareholders' Equity:
         Beginning of period                              $  (500)     $   0

Additions
         Shareholder contributions                          5,693        500


Deductions

         Net loss for the three months
         ended September 30, 1999 and 1998
         (Additional deficit accumulated during
         development stage)                                (5,693)     $(500)
                                                          -------      -----
Ending balance at end of period                           $  (500)     $   0
                                                          =======      =====

            See Accompanying Notes to Condensed Financial Statements

                              YANG HOLDING COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
                        CONDENSED STATEMENT OF CASH FLOW
             For the three months ended September 30, 1999 and 1998
                                   (Unaudited)

                                                           1999        1998

CASH FLOW FROM OPERATING ACTIVITIES

         Net loss                                        $(5,693)     $(500)
         Adjustment to reconcile net loss to
            Net cash used by operating activities:
                None                                     $    (0)     $  (0)
                                                         -------      -----
                Net cash used by operating activities    $(5,693)     $(500)

CASH FLOW FROM INVESTING ACTIVITIES                      $     0      $   0

         Shareholders' contribution to paid in capital   $ 5,693      $ 500

CASH FLOW FROM FINANCING ACTIVITIES                      $     0      $   0
                                                         -------      -----
NET INCREASE (DECREASE) IN CASH                          $     0      $   0

Cash - Beginning of Period                               $     0      $   0
                                                         -------      -----
Cash - End of Period                                     $     0      $   0
                                                         =======      =====

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

                              YANG HOLDING COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED FINANCIAL STATEMENTS - (Continued)
                                   (Unaudited)

NOTE 2 - GOING CONCERN

         As shown in the accompanying financial statements, the Company has an accumulated deficit of $ 61,316 as of September 30, 1999. As a result, the Company has a deficiency in assets. The management of the Company intends to actively pursue a business combination through a merger, or an acquisition. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The Registrant has not, as of the end of the three month period ended September 30, 1999, commenced active business operations. As of September 30, 1999 the Registrant had no assets. Liabilities were accounts payable of $500, and the total Shareholders' Equity consisted of a Deficiency in Assets of $500.

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

                  27.1      Financial Data Schedule

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

                                 EXHIBIT INDEX

EXHIBIT     DESCRIPTION
-------     -----------
  27.1      Financial Data Schedule