Form 10KSB40
period 1999-12-31
YANG HOLDING CO
filed 2000-04-12
CIK 878788

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C., 20549

                                   FORM 10-KSB

    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                           ACT OF 1934 (FEE REQUIRED)

                   For the fiscal year ended December 31, 1999

                         Commission file number: 0-19505

                              YANG HOLDING COMPANY
                 (Name of small business issuer in its charter)

                   Florida                                 65-0274107
       (State or other Jurisdiction of                  (I.R.S. Employer
        incorporation or organization)                Identification Number)

 2666 Tigertail Avenue, Suite 104, Miami, Florida               33133
    (Address of principal executive offices)                  (Zip Code)

Issuer's telephone number: (305) 535-9700

Securities registered pursuant to Section 12 (b) of the Act:

Title of each class                    Name of each exchange on which registered

      NONE                                               NONE

Securities registered pursuant to section 12 (g) of the Act:

                          Common Stock $.001 par value

                                (Title of Class)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or is 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation SB is not contained in this form, and no disclosure will he contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Issuer's revenues for its most recent fiscal year were $0.

The aggregate market value of the voting stock held by non-affiliates was approximately $0 as of March 31, 2000. The stock was not traded as of March 31, 2000.

The number of shares of common stock outstanding as of March 31, 2000, was 50,003,000.

                              Yang Holding Company
                     F/K/A National Advertising Group, Inc.

                                   Form 10-KSB

                                TABLE OF CONTENTS

                                    PART I                                            Page
ITEM 1.        Description of Business                                                 1

ITEM 2.        Description of Property                                                 1

ITEM 3.        Legal Proceedings                                                       1

ITEM 4.        Submission of Matters to a Vote of Security Holders                     2

                                     PART II

ITEM 5.        Market for Common Equity And related Stockholder Matters                2

ITEM 6.        Management's Discussion and Analysis Or Plan of Operation               2

ITEM 7.        Financial Statements                                                    2

ITEM 8.        Changes in and Disagreements with Accountants on Accounting and
               Financial Disclosure                                                    2

                                    PART III

ITEM 9.        Directors, Executive Officers, Promoters And Control Persons;
               Compliance with Section 16 (a) of the Exchange Act                      2

ITEM 10.       Executive Compensation                                                  3

ITEM 11.       Security Ownership of Certain Beneficial Owners and Management          3

ITEM 12.       Certain Relationships and Related Transactions                          4

ITEM 13.       Exhibits and Reports on Form 8-K                                        4


                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

General

Yang Holding Company, F/K/A National Advertising Group, Inc. (the Company), a Florida corporation, was formed in July 1991, primarily to engage in the telemarketing and sale of business or consumer products. As of the date of this report, the Company has not commenced active business operations. The Company intends to commence active operations during the next fiscal year, but there can be no assurance that it will be able to commence such active operations. The commencement of active operations is contingent upon the closing on one or more acquisitions which the Company anticipates considering during the upcoming fiscal year. As of the date of this report, no definitive agreements have been reached with any business entity and no target industry has been identified.

Competition

Numerous companies located in South Florida and throughout the United States will compete vigorously with the Company for target acquisition candidates. Venture capital companies as well as established corporations and entities, most of which have greater resources than the Company will vie for such acquisition candidates.

Personnel

As of March 31,2000, the Company had only one employee, its President, Treasurer and Secretary, and a director of the Company, James Chow. If a business combination is consummated, the Company anticipates hiring a staff to accommodate such business.

Regulatory Matters

The Company does not yet know what business it will enter as this is dependent on which target acquisition the Company determines to purchase; however all industries have generally become increasingly regulated in recent years. The Company is likely to be subject to the various States, Federal. and local laws, rules, regulations and acts once it commences active business operations.

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

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's shares of common stock were not traded during the fiscal year ended December 31, 1999. The Company does not anticipate the commencement of a market for its securities until, and unless, a business combination is consummated. As such, there is no guarantee that the common stock will commence trading or that any trading will be active.

On March 31, 2000, the approximate number of record holders of the common stock of the Company was 94.

To date, the Company has not paid any dividends on its common stock and does not expect to pay any dividends in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Plan of Operations.

As previously disclosed, the Company had no revenues in any fiscal years. During the upcoming fiscal year, the Company intends to actively pursue a business combination through either a merger, a reverse merger, or an acquisition. Since the Company has no assets, the Company will probably issue additional stock if it is able to consummate a business combination. Until such time as a business combination is consummated, the Company will incur only minor expenses, such as its audit fees, and as such it should be able to meet its cash requirements for the forthcoming fiscal year. The required expenses will be met by additional capital contributions.

ITEM 7. FINANCIAL STATEMENTS

Reference is made to the financial statements attached hereto, commencing on page F-1, which are incorporated by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On March 20, 2000, the company changed its independent certified public accountants to Berkovits & Company, PA. There were no disagreements with the Company's prior accountant. Dohan and Company audited the Company 1995, 1996, 1997 and 1998 financial statements

                                    PART III

ITEM 9. DIRECTORS, AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth certain information with respect to the Company's officers, Directors and key employee:

Name                      Age                   Positions with the Company
James Chow                42                    Director, President, Treasurer,
                                                and Secretary

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

Section 16(a) of the Securities Act of 1934 require that the Company's officers, directors and persons who own more than 10% of the registered class of the Company's equity securities to file reports of and ownership and changes in ownership to the Securities Exchange Commission and to furnish the Company with copy of such filing. The company has determined that no filing is required.

ITEM 10. EXECUTIVE COMPENSATION

There was no executive compensation in 1998 and 1999.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the holdings of Common Stock by each person who, as of March 8, 2000, held of record, or was known by the Company to own beneficially more than five percent of the outstanding Common Stock of the Company, by each Director and officer of the Company and by all Directors and officers of the Company as a group.

Title of Class      Name and Address            Amount and            Percent of
                   Of Beneficial Owner    Nature of Beneficial Owner    Class
--------------     -------------------    --------------------------    -----
Common           James Chow (Inter-Global      45,000,000 shares        90.0%
 stock           Investments)(1)(2)

Common           Magnum Ltd. (3)                2,500,000 shares         5.0%
 Stock

Common           All directors and officers    45,000,000 shares        90.0%
 Stock

(1) All shares are owned directly unless otherwise indicated. Number of shares was adjusted for stock split effective April 22, 1999. All of Mr.Chow's shares are owned by Inter-Global Investments, Incorporated, which is a company controlled by Mr. Chow. Principal address is 2666 Tigertail Avenue, Suite 104, Miami, Florida 33133.

(2) Mr. James Chow is the President, Treasurer, and Secretary of the Company and is the sole shareholder of Inter-Global Investments, Incorporated. Mr. Chow is also a Director of the Company.

(3) Principal address is 1221 Brickell Avenue, Suite 907, Miami, Florida 33131.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There was no transaction with related parties during the previous two years.

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits:

(3) Registrant's Articles of Incorporation and by-laws are incorporated by reference to the Registrant's previous filing with the Commission.

(4) Form of Registrant's Common Stock Certificate is incorporated by reference to the Registrant's previous filing with the Commission.

(27.1) Financial Data Schedule

b. Reports on Form 8-K. A report filed on Form 8-K on March 31, 2000 relating to the change of accountant is included with this 10-KSB Report.

                              FINANCIAL STATEMENTS
                                TABLE OF CONTENTS

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                     F-2

FINANCIAL STATEMENTS

         Balance Sheets                                                F-3

         Statements of Operations                                      F-4

         Statements of Changes in Deficiency in Assets                 F-5

         Statements of Cash Flows                                      F-6

         Notes to Financial Statements                                 F-7, F-8

                            BERKOVITS & COMPANY, P.A.
                          CERTIFIED PUBLIC ACCOUNTANTS
                     8211 WEST BROWARD BOULEVARD, SUITE 340
                            PLANTATION, FLORIDA 33324
                                  954-475-3199
                               FAX (954) 472-2308

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders
Yang Holding Company

We have audited the accompanying balance sheet of Yang Holding Company, F/K/A National Advertising Group, Inc. (a development stage company) as of December 31, 1999, and the related statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The statements of operations, shareholders' equity, and cash flows as of December 31, 1998 of Yang Holding Company, F/K/A National Advertising Group, Inc. (a development stage company), were audited by other auditors whose report dated March 12, 1999, expressed a qualified opinion on those statements regarding an uncertainty as to the Company's ability to continue as a going concern.

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

In our opinion, based on our audit, the financial statements referred to above present fairly, in all material respects, the financial position of Yang Holding Company, F/K/A National Advertising Group, Inc. (a development stage company) at December 31, 1999, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

As more fully discussed in Note 4 to the financial statements, there are significant matters concerning the Company that raise substantial doubt as to the ability of the Company to continue as a going concern. Management's plans with regard to these maters are also described in Note 4 to the financial statements. The financial statements do not contain any adjustments that might result from the outcome of this uncertainty.

Berkovits & Company, P.A.
April 6, 2000

                              YANG HOLDING COMPANY
                     F/K/A NATIONAL ADVERTISING GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                                DECEMBER 31, 1999

                                     ASSETS

       Organizational costs                                             70

       Less accumulated amortization                                   (70)

       Total Assets                                                      0
                                                                ===========

                              STOCKHOLDERS' EQUITY

       Preferred stock, par value $0.10 per share;
       1,000,000 shares authorized, no shares issued                     0

       Common stock, par value $0.001 per share;
       200,000,000 shares authorized,
       50,003,000 shares issued and outstanding in 1999             50,003

       Additional paid-in capital (Note 2)                          11,313

       Deficit accumulated during the development stage            (61,316)
                                                                -----------
       Total Stockholders' Equity                                        0
                                                                ===========


The accompanying notes are an integral part of these financial statements. The financial statements should be read in conjunction with the auditor's report.

                              YANG HOLDING COMPANY
                     F/K/A NATIONAL ADVERTISING GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                DECEMBER 31, 1999

                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                                     CUMULATIVE
                                                                     DURING THE
                                            1999           1998      DEVELOPMENT
                                                                        STAGE
                                          ---------     ---------     ---------
Revenues                                  $       0     $       0     $       0
                                          ---------     ---------     ---------
Expenses
     Officer compensation                         0        21,157        24,020
     Professional fees                        7,659             0        37,226
     Amortization                                 0             0            70
                                          ---------     ---------     ---------
Total Expenses                                7,659        21,157        61,316
                                          ---------     ---------     ---------
Net loss                                  ($  7,659)    ($ 21,157)    ($ 61,316)
                                          =========     =========     =========
Weighted average loss per share(Note 1)   ($0.00015)    ($0.00040)    ($0.00122)


The accompanying notes are an integral part of these financial statements. The financial statements should be read in conjunction with the auditor's report.

                              YANG HOLDING COMPANY
                     F/K/A NATIONAL ADVERTISING GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
     FOR THE PERIOD JANUARY 1, 1993 (DATE OF INCEPTION) TO DECEMBER 31, 1999

     DATE                   TYPE                COMMON STOCK       AMOUNT        ADDITIONAL       DEFICIT          TOTAL
                                                 NUMBER OF                         PAID-IN      ACCUMULATED     STOCKHOLDERS'
                                                   SHARES                          CAPITAL                         EQUITY
------------ ---------------------------------- ------------    ------------    ------------    ------------    ------------
    01/01/93 Issued Stock                          1,019,700    $      1,020                                    $      1,020

    08/13/93 Issued Stock                          6,500,000    $      6,500                                           7,520

    09/01/94 Stock Repurchase                     -6,500,000    $     (6,500)                                          1,020

    03/15/95 Issued Stock                          8,380,000    $      8,380                                           9,400

    04/10/97 Reverse Split 1 for 10               -8,459,730    $     (8,460)   $      8,460                           9,400

    05/01/97 Issued Stock                             60,030    $         60                                           9,460

    05/22/97 Issued Stock                          9,000,000    $      9,000                                          18,460

        1993 Additional Shareholder                                             $     33,287
        1997 Contributions                                                                                            51,747
             Deficit Accumulated Through 1998                                                   $    (53,747)         (2,000)
                                                ------------    ------------    ------------    ------------    ------------
    12/31/98 Balance                              10,000,000    $     10,000    $     41,747    $    (53,747)         (2,000)

    02/01/99 Reverse Split 1 for 20               -9,500,000    $     (9,500)   $      9,500                          (2,000)

    02/01/99 Issued Stock                                 30                                                          (2,000)

    04/22/99 Stock Split 100 for 1                49,502,970          49,503    $    (49,503)                         (2,000)

        1999 Shareholder Contribution                                           $      9,569                           7,569

        1999 Net Loss                                                                           $     (7,569)             --
                                                ------------    ------------    ------------    ------------    ------------
    12/31/99 Balance                              50,003,000    $     50,003    $     11,313    $    (61,316)             --
                                                ============    ============    ============    ============    ============

The accompanying notes are an integral part of these financial statements. The financial statements should be read in conjunction with the auditor's report.

                              YANG HOLDING COMPANY
                     F/K/A NATIONAL ADVERTISING GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
                                DECEMBER 31, 1999

                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                                                     CUMULATIVE
                                                                                     DURING THE
                                                            1999          1998       DEVELOPMENT
                                                                                        STAGE
                                                          --------      --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                                  ($ 7,569)     ($21,157)     ($61,316)

Adjustment to reconcile net loss
to net cash used by operating activities:
     Issuance of common stock for services                                              16,380
     Amortization                                                                           70
     Increase in other assets                                                              (70)
     Decrease in accrued expenses                           (2,000)
                                                          --------      --------      --------
Net cash used by operating activities                       (9,659)      (21,157)      (44,936)

Cash flow from investing activities

Cash flow from financing activities
     Issuance of common stock                                                            1,000
     Shareholders' contribution to additional paid-in
     capital                                                 9,569        21,157        43,936
                                                          --------      --------      --------
Net increase in cash                                      $      0      $      0      $      0

Cash beginning of year                                    $      0      $      0      $      0

Cash end of year                                          $      0      $      0      $      0
                                                          ========      ========      ========

The accompanying notes are an integral part of these financial statements. The financial statements should be read in conjunction with the auditor's report.

                              YANG HOLDING COMPANY
                     F/K/A National Advertising Group, Inc.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Business Activity

        Yang Holding Company, F/K/A National Advertising Group, Inc. , (the Company) was organized under the laws of the State of Florida on July 25, 1991. The Company is a development stage entity, which has not yet commenced business operations. The Company intends to acquire an operating entity, however, it has not yet targeted an acquisition.

        Loss Per Share

        Loss per share is as computed by dividing the net loss by the average number of common shares outstanding during each period. The average number of common shares in 1998 and since inception have been adjusted to reflect the 1 for 20 reverse split approved in December, 1998 and the 100 for 1 forward split effected in April, 1999.

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

NOTE 2. COMMON STOCK

        Effective February 1, 1999, the Company reversed splits its stock 1 for 20.

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

        At December 31, 1999, the Company has a net operating loss carryover of approximately $61,316, less a valuation allowance of the same amount.

        There was an ownership change in the Company during 1997, as defined in
        Section 382 of the Internal Revenue Code. These changes will materially limit the Company's net operating loss carry forward based upon the change in control.

NOTE 4. GOING CONCERN

        As shown in the accompanying financial statements, the Company has an accumulated deficit of $61,316 as of December 31, 1999. As a result the Company has a deficiency in assets. The management of the Company intends to actively pursue a business combination through a merger, a reverse merger, or an acquisition. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

                                   SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused. This report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 20, 2000

                                             YANG HOLDING COMPANY F/K/A National
                                             Advertising Group, Inc.


                                             /s/ JAMES CHOW
                                             -----------------------------------
                                             James Chow
                                             President/Director

                               INDEX TO EXHIBITS

EXHIBITS               DESCRIPTION
--------               -----------
 27.1               Financial Data Schedule