Form 10-Q
period 2000-03-31
YANG HOLDING CO
filed 2000-05-25
CIK 878788

FORM 1O-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

     Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934

                  For the Quarterly Period Ended March 31, 2000

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

 As of March 31, 2000 there were 50,003,000 shares of Common Stock outstanding

                                      INDEX

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

         Condensed Balance Sheets as of March 31, 2000 (Unaudited) and
         December 31, 1999                                                     4

         Condensed Statement of Operations for the Three Months Ended
         March 31, 2000 and 1999 (Unaudited)                                   5

         Condensed Statement of Changes in Shareholders' Equity for the
         Three Months Ended March 31, 2000 (Unaudited) and the Year
         Ended December 31, 2000                                               6

         Condensed Statement of Cash Flow   for the Three Months Ended
         March 31, 2000 and March 31, 1999 (Unaudited)                         7

         Notes to Condensed Financial Statements                             8-9

ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS                  10

PART II - OTHER INFORMATION                                                11-12


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Registrant:

                                       YANG HOLDING COMPANY

                                       By: /s/ James Chow
                                           --------------------------
                                               JAMES CHOW
                                               President

Date:    May 23, 2000

                              YANG HOLDING COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
                             CONDENSED BALANCE SHEET
                      March 31, 2000 and December 31, 1999

                                                                         3/31/00            12/31/99
                                                                       (Unaudited)          (Audited)
ASSETS

  Organizational costs                                               $           70         $        70

  Less  accumulated amortization                                                (70)                (70)
                                                                     ---------------        ------------

Total Assets                                                         $            0         $         0
                                                                     ---------------        ------------



 LIABILITIES AND SHAREHOLDERS' EQUITY
 (DEFICIENCY IN ASSETS)

Liabilities:
Accrued expenses                                                     $            0         $         0
                                                                     ---------------        ------------
Shareholders' Equity:

Common Stock, par value $0.001 per share;
  200,000,000 shares authorized,
  50,003,000 shares issued and outstanding in 1999                           50,003              50,003
Additional Paid-In Capital                                                   11,313              11,313
Preferred Stock, par value $.10 per
share; 1,000,000 shares authorized,
no shares issued and outstanding                                                  0                   0
Deficit accumulated during the
development stage                                                           (61,316)            (61,316)
                                                                     ---------------        ------------

Total Shareholders' Equity                                                        0                   0
                                                                     ---------------        ------------

Total Liabilities and Shareholders' Equity                           $            0         $         0
                                                                     ===============        ============

 See Accompanying Notes to Condensed Financial Statements

                              YANG HOLDING COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
                        CONDENSED STATEMENT OF OPERATIONS
               For the three months ended March 31, 2000 and 1999
                                   (Unaudited)

                                                      2000            1999

Revenues                                         $          0      $         0
                                                 -------------     ------------

Total Revenues                                   $          0      $         0
                                                 =============     ============

Expenses:

  Professional fees and expenses                 $          0      $     1,217
                                                 -------------     -------------

Total Expenses                                   $          0      $     1,217
                                                 -------------     -------------

Net Loss                                         $         (0)      $   (1,217)
                                                 =============     ============

            See Accompanying Notes to Condensed Financial Statements

                              YANG HOLDING COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
             CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
 For the three months ended March 31, 2000 and the year ended December 31, 1999


                                                        (Unaudited)   (Audited)
                                                           2000         1999

Shareholders' Equity:
         Beginning of period                             $ 50,003      $10,000

Additions
         Stock split 100 for 1                                  0       49,503

Deductions
         Reverse split 1 for 20                                         (9,500)
         Net loss for the three months
         ended March 31, 2000 and the
         year ended December 31, 1999                           0            0
                                                         ---------    ---------

Ending balance at end of period                          $ 50,003     $ 50,003
                                                         =========    =========

See Accompanying Notes to Condensed Financial Statements

                              YANG HOLDING COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
                        CONDENSED STATEMENT OF CASH FLOW
               For the three months ended March 31, 2000 and 1999
                                   (Unaudited)


                                                        2000            1999

CASH FLOW FROM OPERATING ACTIVITIES

Net loss                                              $    (0)       $  (1,217)
Adjustment to reconcile net loss to
Net cash used by operating activities:
     Decrease in accrued expenses                     $    (0)       $  (1,500)
                                                      --------       ---------

Net cash used by operating activities                 $    (0)       $  (2,717)

CASH FLOW FROM INVESTING
  ACTIVITIES                                          $     0        $       0
                                                      --------       ---------

  Shareholders' contribution to paid in capital       $     0        $   2,717
                                                      --------       ---------

CASH FLOW FROM FINANCING
  ACTIVITIES                                          $     0        $       0
                                                      --------       ---------

NET INCREASE (DECREASE) IN CASH                       $     0        $       0
                                                      --------       ---------

Cash - Beginning of Period                            $     0        $       0
                                                      --------       ---------

Cash - End of Period                                  $     0        $       0
                                                      ========       =========


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

         BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements of Yang Holding Company presented herein do not include all disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management these financial statements include all adjustments necessary for a fair presentation of the results of interim periods.

The interim condensed financial statements should be read in conjunction with the financial statements and footnotes that are included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission April 12, 2000..

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

                              YANG HOLDING COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED FINANCIAL STATEMENTS - (Continued)
                                   (Unaudited)


NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, the Company has an accumulated deficit of $ 61,316 as of March 31, 2000. As a result, the Company has a deficiency in assets. The management of the Company intends to actively pursue a business combination through a merger, or an acquisition. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


The Registrant has not, as of the end of the three month period ended March 31, 2000, commenced active business operations. As of March 31, 2000 the Registrant had no assets or liabilities, and the total Shareholders' Equity was $0.

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

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

                  Not Applicable

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY-
                  HOLDERS

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

On April 12, 2000 the Company filed a Form 8-K, which is incorporated herein by reference. The Report principally dealt with a change in the Company's Certified Public Accountants, from Dohan and Company, P.A. to Berkovitz and Company, P.A. and states there were no disagreements with Dohan and Company, P.A.

                                  EXHIBIT INDEX

EXHIBIT     DESCRIPTION
27.1      Financial Data Schedule