Form 10-Q
period 2000-09-30
YANG HOLDING CO
filed 2000-11-16
CIK 878788

FORM 1O-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                Quarterly Report Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                For the Quarterly Period Ended September 30, 2000

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

As of September 30, 2000 there were 50,003,000 shares of Common Stock outstanding.

                                      INDEX

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

         Condensed Balance Sheets as of September 30, 2000 (Unaudited) and
         December 31, 1999                                                     3

         Condensed Statement of Operations for the Three Months Ended
         September 30, 2000 and 1999 (Unaudited)                               4

         Condensed Statement of Changes in Shareholders' Equity for the
         Three Months Ended September 30, 2000 and 1999 (Unaudited)            5

         Condensed Statement of Cash Flow   for the Three Months Ended
         September 30, 2000 and 1999 (Unaudited)                               6

         Notes to Condensed Financial Statements                             7-8

ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS                          9

PART II - OTHER INFORMATION                                                10-11

SIGNATURE PAGE                                                                12

                              YANG HOLDING COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
                             CONDENSED BALANCE SHEET
                    September 30, 2000 and December 31, 1999
                              (Unaudited) (Audited)

                                                        9/30/00      12/31/99
                                                      (Unaudited)    (Audited)
                                                       --------      --------
ASSETS

  Organizational costs                                 $     70      $     70

  Less  accumulated amortization                            (70)          (70)
                                                       --------      --------

Total Assets                                           $      0      $      0
                                                       ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY
(DEFICIENCY IN ASSETS)

Liabilities:
Accrued expenses                                       $      0      $      0
                                                       --------      --------
Shareholders' Equity:

Common Stock, par value $0.001 per share;
  200,000,000 shares authorized,
  50,003,000 shares issued and outstanding in 1999       50,003        50,003
Additional Paid-In Capital                               16,504        11,313
Preferred Stock, par value $.10 per
share; 1,000,000 shares authorized,
no shares issued and outstanding                              0             0
Deficit accumulated during the
development stage                                       (66,507)      (61,316)
                                                       --------      --------

Total Shareholders' Equity                                    0             0
                                                       --------      --------

Total Liabilities and Shareholders' Equity             $      0      $      0
                                                       ========      ========


See Accompanying Notes to Condensed Financial Statements

                              YANG HOLDING COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
                        CONDENSED STATEMENT OF OPERATIONS
             For the three months ended September 30, 2000 and 1999
                                   (Unaudited)

                                      2000          1999
                                     -------      -------

Revenues                             $     0      $     0
                                     -------      -------

Total Revenues                             0            0
                                     -------      -------

Expenses:

  Professional fees and expenses         600        5,693
                                     -------      -------

Total Expenses                           600        5,693
                                     -------      -------

Net Loss                             $  (600)     $(5,693)
                                     =======      =======

See Accompanying Notes to Condensed Financial Statements

                              YANG HOLDING COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
             CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
             For the three months ended September 30, 2000 and 1999
                                   (Unaudited)

                                              2000         1999
                                             -------      -------

Shareholders' Equity:
         Beginning of period                 $     0      $  (500)

Additions

         Shareholder contributions               600        5,693

Deductions
         Net loss for the three months
         ended June 30, 2000 and 1999
         (Additional deficit accumulated
         during the development stage)          (600)      (5,693)
                                             -------      -------

Ending balance at end of period              $     0      $  (500)
                                             =======      =======

See Accompanying Notes to Condensed Financial Statements

                              YANG HOLDING COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
                        CONDENSED STATEMENT OF CASH FLOW
             For the three months ended September 30, 2000 and 1999
                                   (Unaudited)

                                                      2000        1999
                                                    -------      -------

CASH FLOW FROM OPERATING ACTIVITIES

Net loss                                            $  (600)     $(5,693)
Adjustment to reconcile net loss to
Net cash used by operating activities:                   --           --
                                                    -------      -------
                                                       (600)      (5,693)
                                                    -------      -------

Net cash used by operating activities                  (600)      (5,693)

CASH FLOW FROM INVESTING
  ACTIVITIES

  Shareholders' contribution to paid in capital         600        5,693
                                                    -------      -------

CASH FLOW FROM FINANCING
  ACTIVITIES                                              0            0
                                                    -------      -------

NET INCREASE (DECREASE) IN CASH                           0            0
                                                    -------      -------

Cash - Beginning of Period                                0            0
                                                    -------      -------

Cash - End of Period                                $     0      $     0
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

                              YANG HOLDING COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED FINANCIAL STATEMENTS - (Continued)
                                   (Unaudited)

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, the Company has an accumulated deficit of $ 66,507 as of September 30, 2000. As a result, the Company has a deficiency in assets. The management of the Company intends to actively pursue a business combination through a merger, or an acquisition. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.


The Registrant has not, as of the end of the nine month period ended September 30, 2000, commenced active business operations. As of September 30, 2000 the Registrant had no assets or liabilities, and the total Shareholders' Equity was $0.

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

                                       Registrant:

                                       YANG HOLDING COMPANY

                                       By: /s/ James Chow
                                           --------------------------
                                               JAMES CHOW
                                               President

Date:    November 13, 2000

                                  EXHIBIT INDEX

EXHIBIT     DESCRIPTION

27.1      Financial Data Schedule