Form 10KSB
period 2000-12-31
YANG HOLDING CO
filed 2001-03-26
CIK 878788

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C., 20549

                                   FORM 10-KSB

    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                           ACT OF 1934 (FEE REQUIRED)

                   For the fiscal year ended December 31, 2000

                         Commission file number: 0-19505

                              YANG HOLDING COMPANY
                 (Name of small business issuer in its charter)

           Florida                                       65-0274107
(State or other Jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification Number)

Brickell Bayview Center
80 SW 8 Street, Suite 2804, Miami, Florida                  33130
(Address of principal executive offices)                  (Zip Code)

Issuer's telephone number: (305) 810-2898

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

The aggregate market value of the voting stock held by non-affiliates was approximately $0 as of December 31, 2000. The stock was not traded as of December31, 2000.

The number of shares of common stock outstanding as of December 31, 2000, was 50,003,000.

                              Yang Holding Company
                     F/K/A National Advertising Group, Inc.

                                   Form 10-KSB

                                TABLE OF CONTENTS

                                     PART I
                                                                           Page

ITEM 1.    Description of Business                                           3
ITEM 2.    Description of Property                                           4
ITEM 3.    Legal Proceedings                                                 4
ITEM 4.    Submission of Matters to a Vote of Security Holders               4

                                 PART II

ITEM 5.    Market for Common Equity And related Stockholder Matters          4
ITEM 6.    Management's Discussion and Analysis Or Plan of Operation         4
ITEM 7.    Financial Statements                                              5
ITEM 8.    Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure                                       5

                                PART III

ITEM 9.    Directors, Executive Officers, Promoters And Control Persons;
                   Compliance with Section 16 (a) of the Exchange Act        5
ITEM 10.   Executive Compensation                                            6
ITEM 11.   Security Ownership of Certain Beneficial Owners and Management    6
ITEM 12.   Certain Relationships and Related Transactions                    6
ITEM 13.   Exhibits and Reports on Form 8-K                                  6
ITEM 14    Changes in and disagreements with Accountants on Accounting
              and Financial Disclosure                                       6

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

Management has made its best effort to write Yang Holding's Form 10-KSB report in plain, easy-to-understand English. The Company Section attempts to outline both the meaning and scope of strategies currently employed at Yang Holding. Although compelling, the other information contained in this report is important and necessary in order to gain a thorough understanding of our business, markets, customers and competition. Accordingly, please read our entire Form 10-KSB report prior to making an investment in Yang Holding, as these are complicated technologies and solutions that involve risk and uncertainties. Reference to "we", "us", "our", "the Company" or "Yang Holding" means Yang Holding Company.

         When used in this report, the words "anticipate", "believe", "estimate", "will", "may", "intend" and "expect" and similar expressions identify forward-looking statements. Forward-looking statements in this report include, but are not limited to, those relating to the general expansion of our business. Although we believe that our plans, intentions and expectations reflected in these forward-looking statements are reasonable, we can give no assurance that these plans, intentions or expectations will be achieved.

Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained in this report. Important factors that could cause actual results to differ materially from our forward-looking statements are set forth in this report, including under the heading contained in Item 6, "Management's Discussion and Analysis or Plan of Operations". These factors are not intended to represent a complete list of the general or specific factors that may affect us.


Business

We were formerly known as National Advertising Group, Inc., a Florida corporation formed in July 1991, primarily to engage in the telemarketing and sale of business or consumer products. As of the date of this report, we have not commenced active business operations. We intend to commence active operations during the next fiscal year, but there can be no assurance that we will be able to commence such active operations. The commencement of active operations is contingent upon the closing on one or more acquisitions which we anticipate considering during the upcoming fiscal year. As of the date of this report, no definitive agreements have been reached with any business entity and no target industry has been identified.

Competition

Numerous companies located in South Florida and throughout the United States will compete vigorously with us for target acquisition candidates. Venture capital companies as well as established corporations and entities, most of which have greater resources than us will vie for such acquisition candidates.

Personnel

As of December 31, 2000, we had only one employee, our President, Treasurer and Secretary, and a director of the Company, James Chow. If a business combination is consummated, we anticipate hiring a staff to accommodate such business.

Regulatory Matters

We do not yet know what business we will enter as this is dependent on which target acquisition we determine to purchase; however all industries have generally become increasingly regulated in recent years. We are likely to be subject to the various state, Federal, and local laws, rules, regulations and acts once we commence active business operations.

ITEM 2. DESCRIPTION OF PROPERTY

We currently occupy space for our headquarters in the office of James Chow and do so without a lease and with no obligation to pay rent; the space occupied is insignificant and the value is not considered material. It is anticipated that upon the closing of a business combination, we will enter into a lease or purchase property from which we will operate.

ITEM 3. LEGAL PROCEEDINGS

No legal proceedings are pending or known to be threatened against us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

In the final quarter of the year, no matters were submitted to a vote of security holders.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's shares of common stock were not traded during the fiscal year ended December 31, 2000. We do not anticipate the commencement of a market for our securities until, and unless, a business combination is consummated. As such, there is no guarantee that the common stock will commence trading or that any trading will be active.

On December 31, 2000, the approximate number of record holders of the common stock of the Company was 94.

To date, we have not paid any dividends on our common stock and do not expect to pay any dividends in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Plan of Operations.

As previously disclosed, we had no revenues during the past two fiscal years. During the upcoming fiscal year, we intend to actively pursue a business combination through either a merger, a reverse merger, or an acquisition. Since we have no assets, we will probably issue additional stock if we are able to consummate a business combination. Until such time as a business combination is consummated, we will incur only minor expenses, such as professional fees, and as such we should be able to meet our cash requirements for the forthcoming fiscal year. The required expenses will be met by additional capital contributions.

ITEM 7. FINANCIAL STATEMENTS

Reference is made to the financial statements attached hereto, commencing on page F-1, which are incorporated by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On January 25, 2001, we changed our independent certified public accountants to Puritz & Weintraub, LLP. There were no disagreements with our prior accountant Berkovitz & Company, P.A. who audited our 1999 and the past few years financial statements.

                                    PART III

ITEM 9. DIRECTORS, AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth certain information with respect to the Company's officers, Directors and key employee:

    Name                   Age                  Positions with the Company

  James Chow               43                   Director, President, Treasurer,
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

ITEM 10. EXECUTIVE COMPENSATION

There was no executive compensation in 1999 and 2000

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the holdings of Common Stock by each person who, as of December 31, 2000, held of record, or was known by the Company to own beneficially more than five percent of the outstanding Common Stock of the Company, by each Director and officer of the Company and by all Directors and officers of the Company as a group.

                         Name and Address                 Amount and                        Percent of
Title of Class         Of Beneficial Owner          Nature of Beneficial Owner                Class
--------------         -------------------          --------------------------                 -----

Common                James Chow (Inter-Global            45,000,000 shares                     90.0%
 Stock                Investments)(1)(2)

Common                Magnum Ltd. (3)                      2,500,000 shares                      5.0%
 Stock

Common                All directors and officers           45,000,000 shares                    90.0%
 Stock

(1) All shares are owned directly unless otherwise indicated. Number of shares was adjusted for stock split effective April 22, 1999. All of Mr.Chow's shares are owned by Inter-Global Investments, Incorporated, which is a company controlled by Mr. Chow. Principal address is P.O. Box 403624, Miami Beach, Florida 33140.

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

(27.1) Financial Data Schedule

b. Reports on Form 8-K. A report filed on Form 8-K on January 31, 2001 relating to the change of accountant is included with this 10-KSB Report.

       On January 25, 2001, the board of directors of Yang Holding Company approved the engagement of Puritz & Weintraub, LLP as the principal accountant to audit our financial statemnts as of December 31, 2000 and for the year then ended. Prior to such appointment, we had not consulted the newly engaged accountant regarding either the application of accounting principles to a specified transaction or the type of audit opinion that might be rendered on our financial statements, nor on any matter that was either the subject of a disagreement or a reportable event.

         The Former Auditor reviewed the disclosure provided in Item 4 of Form 8-K prior to its filing with the Securities and Exchange Commission.


                              FINANCIAL STATEMENTS
                                TABLE OF CONTENTS

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                      F-2

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
        (Predecessor accountants)                                       F-3


FINANCIAL STATEMENTS

         Balance Sheet                                                  F-4

         Statements of Operations                                       F-5

         Statements of Stockholders' Equity                             F-6

         Statements of Cash Flows                                       F-7

         Notes to Financial Statements                                  F-8, F-9

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Yang Holding Company

We have audited the accompanying balance sheet of Yang Holding Company, F/K/A National Advertising Group, Inc. (a development stage company) as of December 31, 2000, and the related statements of operations, stockholders' equity, and cash flows for the year then ended and from June1, 1993 (Inception) to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of the Company for the period June 1, 1993 (Inception) to December 31, 1999. Those statements were audited by other auditors, whose report has been furnished to us, and our opinion, insofar as it relates to amounts included for that period, is based solely on the report of the other auditors.

We conducted our audit in accordance with generally accepted auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Yang Holding Company, F/K/A National Advertising Group, Inc. (a development stage company) at December 31, 2000, and the results of its operations and its cash flows for the year then ended and from June 1 1993 (Inception) to December 31, 2000, in conformity with generally accepted accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company is in the development stage, has yet to generate operating revenues and will require a significant amount of capital to commence its planned principal operations. As reflected in the accompanying financial statements, the Company has incurred accumulated losses since inception of $68,550 and has raised an insignificant amount of capital. As such, there is no assurance that the Company will be successful in its efforts to raise the necessary capital to commence its planned principal operations. These conditions raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Puritz & Weintraub, LLP
Weston, Florida
February 26, 2001

REPORT OF INDEPENDENT AUDITORS
(Predecessor accountants)


To the Board of Directors and Stockholders
Yang Holding Company

We have audited the accompanying statements of operations, stockholders' equity, and cash flows of Yang Holding Company, F/K/A National Advertising Group, Inc. (a development stage company) for the year ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Yang Holding Company, F/K/A National Advertising Group, Inc. (a development stage company) for the year ended December 31, 1999, in conformity with generally accepted accounting principles.

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

Berkovits & Company, P.A.

April 6, 2000

                              YANG HOLDING COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                DECEMBER 31, 2000





                                     ASSETS


       Total Assets                                                    $      0
                                                                       ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY


        Total Liabilities                                              $      0
                                                                       --------

STOCKHOLDERS' EQUITY

       Preferred stock, par value $0.10 per share;
       1,000,000 shares authorized, no shares issued                          0

       Common stock, par value $0.001 per share;
       200,000,000 shares authorized,
       50,003,000 shares issued and outstanding                          50,003

       Additional paid-in capital                                        18,547

       Deficit accumulated during the development stage                 (68,550)
                                                                       --------

       Total Stockholders' Equity
                                                                              0


     Total Liabilities and Stockholders' Equity                        $      0
                                                                       ========



The accompanying notes are an integral part of these financial statements.

                              YANG HOLDING COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 2000 AND 1999


                                                                   CUMULATIVE
                                                                      FROM
                                       2000             1999        INCEPTION
                                   ------------    ------------    ------------
Revenues                           $          0    $          0    $         0
                                   ------------    ------------    ------------

Costs and Expenses
       Officer compensation                   0               0          24,020
       General and administrative         7,234           7,569          44,530
                                   ------------    ------------    ------------

Total Costs and Expenses                  7,234           7,569          68,550
                                   ------------    ------------    ------------

Net loss                           ($     7,234)   ($     7,569)   ($    68,550)
                                   ============    ============    ============

Weighted average loss per share
   (Note 1)                        ($      0.00)   ($      0.00)
                                   ============    ============

Shares used in the calculation of
   basic and diluted net loss per
   share                             50,003,000      50,002,750
                                   ============    ============


The accompanying notes are an integral part of these financial statements.

                              YANG HOLDING COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF STOCKHOLDERS' EQUITY
     FOR THE PERIOD JANUARY 1, 1993 (DATE OF INCEPTION) TO DECEMBER 31, 2000

                                                                                                          Deficit
                                                                                         Additional     Accumulated
                                                           Common Stock                    Paid-In       During the
     Date         Type                                     No. of Shares     Amount         Capital      Dev. Stage        Total
     ----         ----                                      -----------    -----------    -----------    -----------    -----------

    01/01/1993 Issued Stock                                   1,019,700    $     1,020             --             --    $     1,020
    08/13/1993 Issued Stock                                   6,500,000          6,500             --             --          6,500
    09/01/1994 Stock Repurchase                              (6,500,000)        (6,500)            --             --         (6,500)
    03/15/1995 Issued Stock                                   8,380,000          8,380             --             --          8,380
    04/10/1997 Reverse Split 1 for 10                        (8,459,730)        (8,460)         8,460             --             --
    05/01/1997 Issued Stock                                      60,030             60             --             --             60
    05/22/1997 Issued Stock                                   9,000,000          9,000             --             --          9,000
          1993 Additional Shareholder                                --             --         33,287             --         33,287
          1997 Contributions                                         --             --             --             --          2,000
               Deficit Accumulated Through 1998                      --             --             --        (53,747)        53,747
                                                            -----------    -----------    -----------    -----------    -----------

 Balance, year ended December 31, 1998                       10,000,000         10,000         41,747        (53,747)        (9,569)
    02/01/1999 Reverse Split 1 for 20                        (9,500,000)        (9,500)         9,500             --             --
    02/01/1999 Issued Stock                                          30             --             --             --             --
    04/22/1999 Stock Split 100 for 1                         49,502,970         49,503        (49,503)            --             --
          1999 Net Loss                                              --             --             --         (7,569)         9,569
          1999 Shareholder Contribution                              --             --          9,569             --          9,569
                                                            -----------    -----------    -----------    -----------    -----------
 Balance, year ended December 31, 1999                       50,003,000         50,003         11,313        (61,316)            --
          2000 Shareholder Contribution                           7,234             --          7,234
          2000 Net Loss                                              --             --             --         (7,234)        (7,234)
                                                            -----------    -----------    -----------    -----------    -----------


Balance, year ended December 31, 2000                        50,003,000    $    50,003    $    18,547    $   (68,550)   $        --
                                                            ===========    ===========    ===========    ===========    ===========


The accompanying notes are an integral part of these financial statements.

                              YANG HOLDING COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2000 AND 1999



                                                                    CUMULATIVE
                                                                       FROM
                                               2000        1999      INCEPTION
                                             --------    --------    --------
CASH FLOWS FROM OPERATING
   ACTIVITIES

Net loss                                     ($ 7,234)   ($ 7,569)   ($68,550)

Adjustment to reconcile net loss
to net cash used by operating activities:
     Issuance of common stock for services         --          --      16,380
     Amortization                                  --          --          70
     Increase in other assets                     (70)
     Decrease in accrued expenses                  --      (2,000)         --
                                             --------    --------    --------

Net cash (used) by operating activities        (7,234)     (9,569)    (52,170)


Cash flow from investing activities                --          --          --

Cash flow from financing activities
     Issuance of common stock                      --          --       1,000
     Shareholders' additional
        capital                                 7,234       9,569      51,170
                                             --------    --------    --------

Net cash (used) by financing activities        (7,234)     (9,569)    (52,170)
                                             --------    --------    --------


Net increase in cash                         $      0    $      0    $      0

Cash beginning of year                              0           0           0
                                             --------    --------    --------

Cash end of year                             $      0    $      0    $      0
                                             ========    ========    ========

The accompanying notes are an integral part of these financial statements.

                              YANG HOLDING COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Business Activity

        Yang Holding Company (we or the Company) was organized under the laws of the State of Florida on July 25, 1991, as National Advertising Group, Inc. We are a development stage entity, which has not yet commenced business operations. We intend to acquire an operating entity, however, we have not yet targeted an acquisition.

        Loss Per Share

        Loss per share is as computed by dividing the net loss by the average number of common shares outstanding during each period. The average number of common shares has been retroactively adjusted to reflect the 1 for 20 reverse split approved in February, 1999 and the 100 for 1 forward split effected in April, 1999.

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

         Recent Accounting Pronouncement

SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. We have not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, we do not expect adoption of the new standard to have a material effect on our financial statements.

NOTE 2. COMMON STOCK

        Effective February 1, 1999, we effected a 1 for 20 reverse split of our common stock.

                              YANG HOLDING COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 2. COMMON STOCK (continue)

         Effective April 22, 1999, we filed Articles of Amendment, which increased our capitalization to 200,000,000 shares of common stock. In addition, effective April 22, 1999, we forward split our issued and outstanding common stock 100 for 1.

NOTE 3. INCOME TAXES

        We have not recorded a provision for income taxes in the accompanying financial statements because of the lack of certainty of the realization of the benefit from the net operating losses incurred for tax reporting purposes.

        At December 31, 2000, we had a net operating loss carryover of approximately $68,550, less a valuation allowance of the same amount.

        There was an ownership change in the Company during 1997, as defined in
Section 382 of the Internal Revenue Code. These changes will materially limit the annual use of our net operating loss carry forward, based upon the change in control.

NOTE 4. GOING CONCERN

        As shown in the accompanying financial statements, we are in the development stage, have yet to generate operating revenues and will require a significant amount of capital to commence our planned principal operations. As reflected in the accompanying financial statements, we have incurred accumulated losses since inception of $68,550 and have raised an insignificant amount of capital. As such, there is no assurance that we will be successful in our efforts to raise the necessary capital to commence our planned principal operations.

        Our plans include a merger and a subsequent public offering of our common stock; however there is no assurance that we will be successful in our efforts to raise capital or to obtain a business combination.

        These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                                   SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused. This report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated: March 26, 2001
       ---------------------



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