Form 10-Q
period 2001-03-31
YANG HOLDING CO
filed 2001-05-15
CIK 878788

FORM 1O-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the Quarterly Period Ended March 31, 2001
                         Commission File Number: 0-19505

                              YANG HOLDING COMPANY
             (exact name of registrant as specified in its charter)

         FLORIDA                                               65-0274107
(State or other jurisdiction of                          (IRS Employer I.D. No.)
Incorporation of organization)

                             Brickell Bayview Center
                80 SW 8 Street, Suite 2804, Miami, Florida 33130
                    (Address of principal executive offices)

                                 (305) 810-2898
              (Registrant's telephone number, including area code)

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

As of May 14, 2001 there were 50,003,000 shares of Common Stock outstanding.

                                      INDEX

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

         Condensed Balance Sheets as of March 31, 2001 (Unaudited) and
         December 31, 2000                                                    3

         Condensed Statement of Operations for the Three Months Ended
         March 31, 2001 and 2000 (Unaudited)                                  4

         Condensed Statement of Changes in Shareholders' Equity for the
         Three Months Ended March 31, 2001 and 2000 (Unaudited)               5

         Condensed Statement of Cash Flow   for the Three Months Ended
         March 31, 2001 and 2000 (Unaudited)                                  6

         Notes to Condensed Financial Statements                             7-8

ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS                          9

PART II - OTHER INFORMATION                                                10-11

SIGNATURE PAGE                                                                12

                              YANG HOLDING COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
                             CONDENSED BALANCE SHEET
        March 31, 2001 (Unaudited) and December 31, 2000 (Audited)

                                                          3/31/01      12/31/00
                                                        (Unaudited)    (Audited)
                                                          --------     --------
ASSETS

  Total Assets                                            $      0     $      0
                                                          ========     ========

LIABILITIES AND SHAREHOLDERS' EQUITY
(DEFICIENCY IN ASSETS)

Liabilities                                               $      0     $      0
                                                          --------     --------
Shareholders' Equity:

Common Stock, par value $0.001 per share;
  200,000,000 shares authorized,
  50,003,000 shares issued and outstanding                  50,003       50,003
Additional Paid-In Capital                                  20,557       18,547
Preferred Stock, par value $.10 per
share; 1,000,000 shares authorized,
no shares issued and outstanding                                 0            0
Deficit accumulated during the
development stage                                          (70,560)     (68,550)
                                                          --------     --------

Total Shareholders' Equity                                       0            0
                                                          --------     --------

Total Liabilities and Shareholders' Equity                $      0     $      0
                                                          ========     ========


See Accompanying Notes to Condensed Financial Statements

                              YANG HOLDING COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
                        CONDENSED STATEMENT OF OPERATIONS
             For the three months ended March 31, 2001 and 2000
                                   (Unaudited)

                                                         2001            2000
                                                        -------         -------

Revenues                                                $     0         $     0
                                                        -------         -------

Total Revenues                                                0               0
                                                        -------         -------

Expenses:

  Professional fees and expenses                          2,009               0
                                                        -------         -------

Total Expenses                                            2,009               0
                                                        -------         -------

Net Loss                                                $(2,009)        $    (0)
                                                        =======         =======


See Accompanying Notes to Condensed Financial Statements

                              YANG HOLDING COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
             CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
               For the three months ended March 31, 2001 and 2000
                                   (Unaudited)



                                                           2001          2000
                                                         -------        -------

Shareholders' Equity:
         Beginning of period                             $     0        $     0

Additions

         Shareholder contributions                         2,009              0

Deductions
         Net loss for the three months
         ended March 31, 2001 and 2000
         (Additional deficit accumulated
         during the development stage)                    (2,009)            (0)
                                                         -------        -------

Ending balance at end of period                          $     0        $     0
                                                         =======        =======

See Accompanying Notes to Condensed Financial Statements

                              YANG HOLDING COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
                        CONDENSED STATEMENT OF CASH FLOW
             For the three months ended March 31, 2001 and 2000
                                   (Unaudited)


                                                             2001        2000
                                                           -------      -------

CASH FLOW FROM OPERATING ACTIVITIES

Net loss                                                   $(2,009)     $    (0)
                                                           -------      -------
Net cash used by operating activities                       (2,009)          (0)

CASH FLOW FROM INVESTING
  ACTIVITIES

  Shareholders' contribution to paid in capital              2,009            0
                                                           -------      -------

CASH FLOW FROM FINANCING
  ACTIVITIES                                                     0            0
                                                           -------      -------

NET INCREASE (DECREASE) IN CASH                                  0            0
                                                           -------      -------

Cash - Beginning of Period                                       0            0
                                                           -------      -------

Cash - End of Period                                       $     0      $     0
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

The interim condensed financial statements should be read in conjunction with the financial statements and footnotes that are included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission March 26, 2001.

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

                              YANG HOLDING COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED FINANCIAL STATEMENTS - (Continued)
                                   (Unaudited)

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, the Company has an accumulated deficit of $ 70,559 as of March 31, 2001. As a result, the Company has a deficiency in assets. The management of the Company intends to actively pursue a business combination through a merger, or an acquisition. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.


The Registrant has not, as of the end of the thre month period ended March
31, 2001, commenced active business operations. As of March 31, 2001 the Registrant had no assets or liabilities, and the total Shareholders' Equity was $0.

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

                  None

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

On February 22, 2001 the Company filed a Form 8-K, which is incorporated herein by reference. The Report principally dealt with a change in the Company's Certified Public Accountants, from Berkovitz and Company, P.A. to Puritz & Weintraub, LLP and states there were no disagreements with Berkovitz and Company, P.A.

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

Date:    May 14, 2001