Form 10-Q
period 2001-06-30
YANG HOLDING CO
filed 2001-08-14
CIK 878788

FORM 1O-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the Quarterly Period Ended June 30, 2001
                         Commission File Number: 0-19505

                              YANG HOLDING COMPANY
             (exact name of registrant as specified in its charter)

          FLORIDA                                         65-0274107
 -------------------------                          ----------------------
(State or other jurisdiction of                     (IRS Employer I.D. No.)
Incorporation of organization)

                         1000 Brickell Avenue, Suite 900
                              Miami, Florida 33131
                -------------------------------------------------
                    (Address of principal executive offices)

                                 (305) 702-5512
                -------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
                -------------------------------------------------
   (former name, address and former fiscal year, if changed from last report)

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

As of June 30, 2001 there were 50,003,000 shares of Common Stock outstanding.

                                      INDEX

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

         Condensed Balance Sheets as of June 30, 2001 (Unaudited) and
         December 31, 2000                                                     3

         Condensed Statement of Operations for the Three Months Ended
         June 30, 2001 and 2000 (Unaudited)                                    4

         Condensed Statement of Changes in Shareholders' Equity for the
         Three Months Ended June 30, 2001 and 2000 (Unaudited)                 5

         Condensed Statement of Cash Flow   for the Three Months Ended
         June 30, 2001 and 2000 (Unaudited)                                    6

         Notes to Condensed Financial Statements                             7-8

ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS                          9

PART II - OTHER INFORMATION                                                10-11

SIGNATURE PAGE                                                                12

                              YANG HOLDING COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
                             CONDENSED BALANCE SHEET
            June 30, 2001 (Unaudited) and December 31, 2000 (Audited)

                                                        6/30/01      12/31/00
                                                      (Unaudited)    (Audited)
                                                       --------      --------
ASSETS

  Total Assets                                         $      0      $      0
                                                       ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY
(DEFICIENCY IN ASSETS)

Liabilities                                            $      0      $      0
                                                       --------      --------
Shareholders' Equity:

Common Stock, par value $0.001 per share;
  200,000,000 shares authorized,
  50,003,000 shares issued and outstanding in 1999       50,003        50,003
Additional Paid-In Capital                               23,207        18,547
Preferred Stock, par value $.10 per
share; 1,000,000 shares authorized,
no shares issued and outstanding                              0             0
Deficit accumulated during the
development stage                                       (73,210)      (68,550)
                                                       --------      --------

Total Shareholders' Equity                                    0             0
                                                       --------      --------

Total Liabilities and Shareholders' Equity             $      0      $      0
                                                       ========      ========



            See Accompanying Notes to Condensed Financial Statements

                              YANG HOLDING COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
             CONDENSED STATEMENT OF OPERATIONS For the three months
                          ended June 30, 2001 and 2000
                                   (Unaudited)

                                                           2001            2000
                                                      ----------    -----------
Revenues                                              $        0    $         0
                                                      ----------    -----------

Total Revenues                                                 0              0
                                                      ----------    -----------

Expenses:

  Professional fees and expenses                           2,500          4,591
  Taxes and licenses                                                        150
                                                      ----------    -----------

Total Expenses                                             2,650          4,591
                                                      ----------    -----------

Net Loss                                              $   (2,650)   $    (4,591)
                                                      ==========    ===========

Weighted average loss per share (Note 1)                  ($.000)        ($.000)


Shares used in the calculation of basic & diluted
net loss per share                                    50,003,000     50,002,750




            See Accompanying Notes to Condensed Financial Statements

                              YANG HOLDING COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
             CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                For the three months ended June 30, 2001 and 2000
                                   (Unaudited)



                                                          2001         2000
                                                         -------      -------

Shareholders' Equity:
         Beginning of period                             $     0      $     0

Additions

         Shareholder contributions                         2,650        4,591

Deductions
         Net loss for the three months
         ended June 30, 2001 and 2000
         (Additional deficit accumulated
         during the development stage)                    (2,650)      (4,591)
                                                         -------      -------

Ending balance at end of period                          $     0      $     0
                                                         =======      =======




            See Accompanying Notes to Condensed Financial Statements

                              YANG HOLDING COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
              CONDENSED STATEMENT OF CASH FLOW For the three months
                          ended June 30, 2001 and 2000
                                   (Unaudited)

                                                          2001           2000
                                                        -------         -------

CASH FLOW FROM OPERATING ACTIVITIES

Net loss                                                $(2,650)        $(4,591)

                                                        -------         -------
Net cash used by operating activities                    (2,650)         (4,591)

CASH FLOW FROM INVESTING
  ACTIVITIES

  Shareholders' contribution to paid in capital           2,650           4,591
                                                        -------         -------

CASH FLOW FROM FINANCING
  ACTIVITIES                                                  0               0
                                                        -------         -------

NET INCREASE (DECREASE) IN CASH                               0               0
                                                        -------         -------

Cash - Beginning of Period                                    0               0
                                                        -------         -------

Cash - End of Period                                    $     0         $     0
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

        At June 30, 2001, we had a net operating loss carryover of approximately $73,210, less a valuation allowance of the same amount.

        There was an ownership change in the Company during 1997, as defined in
Section 382 of the Internal Revenue Code. These changes will materially limit the annual use of our net operating loss carry forward, based upon the change in control.

NOTE 4. GOING CONCERN

        As shown in the accompanying financial statements, we are in the development stage, have yet to generate operating revenues and will require a significant amount of capital to commence our planned principal operations. As reflected in the accompanying financial statements, we have incurred accumulated losses since inception of $73,210 and have raised an insignificant amount of capital. As such, there is no assurance that we will be successful in our efforts to raise the necessary capital to commence our planned principal operations.

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

NOTE 5.  UNAUDITED FINANCIAL STATEMENTS

The unaudited financial statements presented as of June 30, 2001 and 2000 contain all adjustments necessary, in management's opinion, for a fair presentation of financial position and results of operations.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.


The Registrant has not, as of the end of the thre month period ended June 30, 2001, commenced active business operations. As of June 30, 2001 the Registrant had no assets or liabilities, and the total Shareholders' Equity was $0.

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

Date:    July 24, 2001