Form 10KSB40
period 2001-12-31
YANG HOLDING CO
filed 2002-03-29
CIK 878788

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C., 20549

                                   FORM 10-KSB

    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                           ACT OF 1934 (FEE REQUIRED)

                   For the fiscal year ended December 31, 2001

                         Commission file number: 0-19505

                              YANG HOLDING COMPANY
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

           Florida                                              65-0274107
------------------------------                           ----------------------
(State or other Jurisdiction of                             (I.R.S. Employer
incorporation or organization)                           Identification Number)

1000 Brickell Avenue, Suite 900
Miami, Florida                                                    33131
----------------------------------------                        ----------
(Address of principal executive offices)                        (Zip Code)

Issuer's telephone number: (305) 702-5512

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

The aggregate market value of the voting stock held by non-affiliates was approximately $0 as of December 31, 2001. The stock was not traded as of December31, 2001.

The number of shares of common stock outstanding as of December 31, 2001, was 50,003,000.

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

Personnel

As of December 31, 2001, we had only one employee, our President, Treasurer and Secretary, and a director of the Company, James Chow. If a business combination is consummated, we anticipate hiring a staff to accommodate such business.

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

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's shares of common stock were not traded during the fiscal year ended December 31, 2001. We do not anticipate the commencement of a market for our securities until, and unless, a business combination is consummated. As such, there is no guarantee that the common stock will commence trading or that any trading will be active.

On December 31, 2001, the approximate number of record holders of the common stock of the Company was 94.

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

                                    PART III

ITEM 9. DIRECTORS, AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth certain information with respect to the Company's officers, Directors and key employee:

    Name                   Age                  Positions with the Company

  James Chow               44                   Director, President, Treasurer,
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

ITEM 10. EXECUTIVE COMPENSATION

There was no executive compensation in 2001 and 2000

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the holdings of Common Stock by each person who, as of December 31, 2001, held of record, or was known by the Company to own beneficially more than five percent of the outstanding Common Stock of the Company, by each Director and officer of the Company and by all Directors and officers of the Company as a group.

                         Name and Address                  Amount and                        Percent of
Title of Class         Of Beneficial Owner          Nature of Beneficial Owner                Class
--------------         -------------------          --------------------------              ----------

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



Dated:  March 29, 2002
       ---------------------



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


                                             /s/ JAMES CHOW
                                             -----------------------------------
                                                 James Chow
                                                 President/Director

                              FINANCIAL STATEMENTS
                                TABLE OF CONTENTS

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                      F-2

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
        (Predecessor accountants)                                       F-3


FINANCIAL STATEMENTS

         Balance Sheet                                                  F-4

         Statements of Operations                                       F-5

         Statements of Stockholders' Equity                             F-6

         Statements of Cash Flows                                       F-7

         Notes to Financial Statements                                F-8, F-9

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------

To the Board of Directors and Stockholders of Yang Holding Company

We have audited the accompanying balance sheet of Yang Holding Company, F/K/A National Advertising Group, Inc. (a development stage company) as of December 31, 2001, and the related statements of operations, stockholders' equity, and cash flows for the year then ended and from June 1, 1993 (Inception) to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of the Company for the period June 1, 1993 (Inception) to December 31, 1999. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to amounts included for that period, is based solely on the report of the other auditor.

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

In our opinion, based on our audit and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Yang Holding Company, F/K/A National Advertising Group, Inc. (a development stage company) at December 31, 2001, and the results of its operations and its cash flows for the year then ended and from June 1 1993 (Inception) to December 31, 2001, in conformity with generally accepted accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company is in the development stage, has yet to generate operating revenues and will require a significant amount of capital to commence its planned principal operations. As reflected in the accompanying financial statements, the Company has incurred accumulated losses since inception of $73,800 and has raised an insignificant amount of capital. As such, there is no assurance that the Company will be successful in its efforts to raise the necessary capital to commence its planned principal operations. These conditions raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

BERENFELD, SPRITZER, SHECHTER & SHEER, CPA'S
Weston, Florida
March 22, 2002
                                       F-2

                              YANG HOLDING COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                DECEMBER 31, 2001


                                     ASSETS

       Current Assets

       Cash                                                            $     18
                                                                       --------
                  Total Current Assets                                       18

       Total Assets                                                    $     18
                                                                       ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

       Total Liabilities                                               $      0
                                                                       --------

STOCKHOLDERS' EQUITY

       Preferred stock, par value $0.10 per share;
       1,000,000 shares authorized, no shares issued                   $      0
                                                                       --------
       Common stock, par value $0.001 per share;
       200,000,000 shares authorized,
       50,003,000 shares issued and outstanding                          50,003

       Additional paid-in capital                                        23,815

       Deficit accumulated during the development stage                 (73,800)
                                                                       --------

       Total Stockholders' Equity                                            18
                                                                       --------
     Total Liabilities and Stockholders' Equity                        $     18
                                                                       ========


The accompanying notes are an integral part of these financial statements.

                              YANG HOLDING COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000


                                                                    CUMULATIVE
                                                                       FROM
                                       2001             2000        INCEPTION
                                   ------------    ------------    ------------
Revenues                           $          0    $          0    $         0
                                   ------------    ------------    ------------

Costs and Expenses
       Officer compensation                   0               0          24,020
       General and administrative         5,250           7,234          49,780
                                   ------------    ------------    ------------

Total Costs and Expenses                  5,250           7,234          73,800
                                   ------------    ------------    ------------

Net loss                           ($     5,250)   ($     7,234)   ($   73,800)
                                   ============    ============    ============

Weighted average loss per share
   (Note 1)                        ($      0.00)   ($      0.00)
                                   ============    ============

Shares used in the calculation of
   basic and diluted net loss per
   share                             50,003,000      50,003,000
                                   ============    ============


The accompanying notes are an integral part of these financial statements.

                              YANG HOLDING COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF STOCKHOLDERS' EQUITY
     FOR THE PERIOD JANUARY 1, 1993 (DATE OF INCEPTION) TO DECEMBER 31, 2001

                                                                                      Deficit
                                                                                     Additional     Accumulated
                                                   Common Stock                       Paid-In       During the
     Date         Type                             No. of Shares       Amount         Capital        Dev. Stage        Total
                                                    ------------    ------------    ------------    ------------    ------------

    01/01/1993 Issued Stock                            1,019,700    $      1,020              --              --           1,020
    08/13/1993 Issued Stock                            6,500,000           6,500              --              --           6,500
    09/01/1994 Stock Repurchase                       (6,500,000)         (6,500)             --              --          (6,500)
    03/15/1995 Issued Stock                            8,380,000           8,380              --              --           8,380
    04/10/1997 Reverse Split 1 for 10                 (8,459,730)         (8,460)          8,460              --              --
    05/01/1997 Issued Stock                               60,030              60              --              --              60
    05/22/1997 Issued Stock                            9,000,000           9,000              --              --           9,000
          1993 Additional Shareholder                         --              --          33,287              --          33,287
 Deficit Accumulated Through 1998                             --              --              --         (53,747)        (53,747)
                                                    ------------    ------------    ------------    ------------    ------------
 Balance, year ended December 31, 1998
                                                      10,000,000          10,000          41,747         (53,747)         (2,000)
    02/01/1999 Reverse Split 1 for 20
                                                      (9,500,000)         (9,500)          9,500              --              --
    02/01/1999 Issued Stock                                   30              --              --              --              --
    04/22/1999 Stock Split 100 for 1
                                                      49,502,970          49,503         (49,503)             --              --
          1999 Net Loss                                       --              --              --          (7,569)         (7,569)
          1999 Shareholder Contribution                       --              --           9,569              --           9,569
                                                    ------------    ------------    ------------    ------------    ------------
 Balance, year ended December 31, 1999
                                                      50,003,000          50,003          11,313         (61,316)             --
          2000 Shareholder Contribution                    7,234              --           7,234
          2000 Net Loss                                       --              --              --          (7,234)         (7,234)
                                                    ------------    ------------    ------------    ------------    ------------
Balance, year ended December 31, 2000
                                                      50,003,000          50,003          18,547         (68,550)             --

             2001 Shareholder Contribution                    --              --              --           5,268           5,268
             2001 Net Loss                                    --              --          (5,250)             --          (5,250)
                                                    ------------    ------------    ------------    ------------    ------------

Balance, year ended December 31, 2001
                                                      50,003,000    $     50,003    $     23,815    $    (73,800)   $         18

The accompanying notes are an integral part of these financial statements.

                              YANG HOLDING COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000



                                                                      CUMULATIVE
                                                                         FROM
                                                 2001        2000      INCEPTION
                                               --------    --------    --------
CASH FLOWS FROM OPERATING
   ACTIVITIES

Net loss                                       ($ 5,250)   ($ 7,234)   ($73,800)

Adjustment to reconcile net loss
to net cash used by operating activities:
     Issuance of common stock for services           --          --      16,380
     Amortization                                    --          --          70
     Increase in other assets                                               (70)

c
Net cash (used) by operating activities          (5,250)     (7,234)    (57,420)


Cash flow from investing activities                  --          --          --

Cash flow from financing activities
     Issuance of common stock                        --          --       1,000
     Shareholders' additional
        capital                                   5,268       7,234      56,438
                                               --------    --------    --------

Net cash provided by financing activities         5,268       7,234      57,438
                                               --------    --------    --------

Net increase in cash                           $     18    $      0    $     18

Cash beginning of year                                0           0           0
                                               --------    --------    --------

Cash end of year                               $     18    $      0    $     18
                                               ========    ========    ========

The accompanying notes are an integral part of these financial statements.

                              YANG HOLDING COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Business Activity

         Yang Holding Company (we or the Company) was organized under the laws of the State of Florida on July 25, 1991, as National Advertising Group, Inc. The Company is in the development stage entity, which has not yet commenced business operations. The Company intends to acquire an operating entity, however, the company has not yet targeted an acquisition.

         Loss Per Share

         Loss per share is as computed by dividing the net loss by the average number of common shares outstanding during each period. The average number of common shares has been retroactively adjusted to reflect the 1 for 20 reverse split approved in February, 1999 and the 100 for 1 forward split effected in April, 1999.

         Amortization of Intangible Assets

         Organization costs of $70 are shown net of amortization of $70. Organization costs were amortized using the straight-line method over 5 years.

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

         Recent Accounting Pronouncement

SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. We have not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, we do not expect adoption of the new standard to have a material effect on our financial statements.

NOTE 2. COMMON STOCK

         Effective February 1, 1999, the Company effected a 1 for 20 reverse split of our common stock.

                              YANG HOLDING COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 2.  COMMON STOCK (continue)

         Effective April 22, 1999, the Company filed Articles of Amendment, which increased it's capitalization to 200,000,000 shares of common stock. In addition, effective April 22, 1999, the Company forward split their issued and outstanding common stock 100 for 1.

NOTE 3.  INCOME TAXES

         The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". Accordingly, deferred income would be provided to show the effect of temporary differences between the recognition of revenue and expenses for financial and income tax reporting purposes and between the tax basis of assets and liabilities and their reported amounts in the financial statements.

         At December 31, 2001, the Company has available approximately $73,800 of net operating losses. The Company has provided a valuation allowance to fully offset those tax benefits that might be recognized in the future, due to the uncertainty of their utilization. These losses begin expiring in 2019.

NOTE 4.  GOING CONCERN

         As shown in the accompanying financial statements, the Company is in the development stage, have yet to generate operating revenues and will require a significant amount of capital to commence it's planned principal operations. As reflected in the accompanying financial statements, the Company has incurred accumulated losses since inception of $73,800 and has raised an insignificant amount of capital. As such, there is no assurance that the Company will be successful in it's efforts to raise the necessary capital to commence it's planned principal operations.

         The Company's plans include a merger and a subsequent public offering of common stock; however there is no assurance that the Company will be successful in it's efforts to raise capital or to obtain a business combination.

         These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.