Form 10-Q
period 2002-03-31
YANG HOLDING CO
filed 2002-05-10
CIK 878788

FORM 1O-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the Quarterly Period Ended March 31, 2002
                         Commission File Number: 0-19505

                              YANG HOLDING COMPANY
             (exact name of registrant as specified in its charter)

         FLORIDA                                               65-0274107
(State or other jurisdiction of                          (IRS Employer I.D. No.)
Incorporation of organization)

                         1000 Brickell Avenue, Suite 900
                              Miami, Florida 33131
                    (Address of principal executive offices)

                                 (305) 702-5512
              (Registrant's telephone number, including area code)

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

                                      INDEX

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

         Condensed Balance Sheets as of March 31, 2002 (Unaudited) and
         December 31, 2001                                                    3

         Condensed Statement of Operations for the Three Months Ended
         March 31, 2002 and 2001 (Unaudited)                                  4

         Condensed Statement of Changes in Shareholders' Equity for the
         Three Months Ended March 31, 2002 and 2001 (Unaudited)               5

         Condensed Statement of Cash Flow   for the Three Months Ended
         March 31, 2002 and 2001 (Unaudited)                                  6

         Notes to Condensed Financial Statements                            7-8

ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS                         9

PART II - OTHER INFORMATION                                                10-11

SIGNATURE PAGE                                                                12

                              YANG HOLDING COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
                            CONDENSED BALANCE SHEETS


                                                        3/31/02      12/31/01
                                                      (Unaudited)    (Audited)
                                                       ---------      ---------
ASSETS

  Total Assets                                         $     26      $     18
                                                       ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY
(DEFICIENCY IN ASSETS)

Liabilities                                            $     26      $     18
                                                       --------      --------
Shareholders' Equity:

Common Stock, par value $0.001 per share;
  200,000,000 shares authorized,
  50,003,000 shares issued and outstanding in 2000       50,003        50,003
Additional Paid-In Capital                               25,347        23,815
Preferred Stock, par value $.10 per
share; 1,000,000 shares authorized,
no shares issued and outstanding                              0             0
Deficit accumulated during the
development stage                                       (73,324)      (73,800)
                                                       --------      --------

Total Shareholders' Equity                                   26            18
                                                       ---------     --------

Total Liabilities and Shareholders' Equity             $     26      $     18
                                                       =========     ========


See Accompanying Notes to Condensed Financial Statements

                              YANG HOLDING COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
                        CONDENSED STATEMENT OF OPERATIONS
               For the three months ended March 31, 2002 and 2001
                                   (Unaudited)

                                                      2002             2001
                                                  ------------    ------------

Revenues                                          $          0    $          0
                                                  ------------    ------------

Total Revenues                                               0               0
                                                  ------------    ------------

Expenses:

  Professional fees and expenses                         1,524           2,009
                                                  ------------    ------------

Total Expenses                                           1,524           2,009
                                                  ------------    ------------

Net Loss                                          $     (1,524)   $     (2,009)
                                                  ============    ============

Weighted average loss per share (Note 1)          $      (.000)   $      (.000)


Shares used in the calculation of basic
& diluted net loss per share                        50,003,000      50,003,000

See Accompanying Notes to Condensed Financial Statements

                              YANG HOLDING COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
             CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
               For the three months ended March 31, 2002 and 2001
                                   (Unaudited)



                                                           2002           2001
                                                         -------        -------

Shareholders' Equity:
         Beginning of period                             $    18        $     0

Additions

         Shareholder contributions                         1,532          2,009

Deductions
         Net loss for the three months
         ended March 31, 2002 and 2001
         (Additional deficit accumulated
         during the development stage)                    (1,524)        (2,009)
                                                         -------        -------

Ending balance at end of period                          $    26        $     0
                                                         =======        =======

See Accompanying Notes to Condensed Financial Statements

                              YANG HOLDING COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
                        CONDENSED STATEMENT OF CASH FLOW
             For the three months ended March 31, 2002 and 2001
                                   (Unaudited)

                                                             2002        2001
                                                           -------      -------
CASH FLOW FROM OPERATING ACTIVITIES

Net loss                                                   $(1,524)     $(2,009)
                                                           -------      -------
Net cash used by operating activities                       (1,524)      (2,009)

CASH FLOW FROM INVESTING
  ACTIVITIES

  Shareholders' contribution to paid in capital              1,532        2,009
                                                           -------      -------

CASH FLOW FROM FINANCING
  ACTIVITIES                                                     0            0
                                                           -------      -------

NET INCREASE (DECREASE) IN CASH                                  8            0
                                                           -------      -------

Cash - Beginning of Period                                      18            0
                                                           -------      -------

Cash - End of Period                                       $    26      $     0
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

NOTE 2 - COMMON STOCK

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

        At March 31, 2002, we had a net operating loss carryover of approximately $73,324, less a valuation allowance of the same amount.

        There was an ownership change in the Company during 1997, as defined in
Section 382 of the Internal Revenue Code. These changes will materially limit the annual use of our net operating loss carry forward, based upon the change in control.

NOTE 4. GOING CONCERN

        As shown in the accompanying financial statements, we are in the development stage, have yet to generate operating revenues and will require a significant amount of capital to commence our planned principal operations. As reflected in the accompanying financial statements, we have incurred accumulated losses since inception of $73,324 and have raised an insignificant amount of capital. As such, there is no assurance that we will be successful in our efforts to raise the necessary capital to commence our planned principal operations.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


        The Registrant has not, as of the end of the three month period ended March 31, 2002, commenced active business operations. As of March 31, 2002 the Registrant had assets in the amount of $26 no liabilities, and the total Shareholders' Equity was $26.

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

On February 22, 2001 the Company filed a Form 8-K, which is incorporated herein by reference. The Report principally dealt with a change in the Company's Certified Public Accountants, from Berkovitz and Company, P.A. to Puritz & Weintraub, LLP and states there were no disagreements with Berkovitz and Company, P.A. 11

                                   SIGNATURES

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

Date:    April 15, 2002