Form 10-Q
period 2002-06-30
YANG HOLDING CO
filed 2002-07-29
CIK 878788

FORM 1O-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                For the Quarterly Period Ended June 30, 2002
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

As of June 30, 2002 there were 50,003,000 shares of Common Stock outstanding.

                                      INDEX

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

         Condensed Balance Sheets as of June 30, 2002 (Unaudited) and
         December 31, 2001                                                   3

         Condensed Statement of Operations for the Three Months Ended
         June 30, 2002 and 2001 (Unaudited)                                  4

         Condensed Statement of Changes in Shareholders' Equity for the
         Three Months Ended June 30, 2002 and 2001 (Unaudited)               5

         Condensed Statement of Cash Flow   for the Three Months Ended
         June 30, 2002 and 2001 (Unaudited)                                  6

         Notes to Condensed Financial Statements                             7-8

ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS                          9

PART II - OTHER INFORMATION                                                10-11

SIGNATURE PAGE                                                                12

                              YANG HOLDING COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
                            CONDENSED BALANCE SHEETS


                                                        6/30/02      12/31/01
                                                      (Unaudited)   (Audited)
                                                       --------      --------
ASSETS

Cash                                                  $      66      $     18
                                                      ---------      --------
  Total Assets                                        $      66      $     18
                                                      =========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY
(DEFICIENCY IN ASSETS)

Liabilities                                           $       -     $      -
                                                      ---------     ---------
Shareholders' Equity:

Common Stock, par value $0.001 per share;
  200,000,000 shares authorized,
  50,003,000 shares issued and outstanding in 2000       50,003        50,003
Additional Paid-In Capital                               28,467        23,815
Preferred Stock, par value $.10 per
share; 1,000,000 shares authorized,
no shares issued and outstanding                              0             0
Deficit accumulated during the
development stage                                       (78,404)      (73,800)
                                                       --------      --------

Total Shareholders' Equity                                   66            18
                                                       --------      --------

Total Liabilities and Shareholders' Equity             $     66      $     18
                                                       ========      ========


See Accompanying Notes to Condensed Financial Statements

                              YANG HOLDING COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
             CONDENSED STATEMENT OF OPERATIONS For the three months
                          ended June 30, 2002 and 2001
                                   (Unaudited)

                                                       2002        2001
                                                     -------      -------

Revenues                                             $     0      $     0
                                                     -------      -------

Total Revenues                                             0            0
                                                     -------      -------

Expenses:

  Professional fees and expenses                       3,060        2,500
  Taxes and licenses                                       -          150
  Other                                                   20            -
                                                     -------      -------

Total Expenses                                         3,080        2,650
                                                     -------      -------

Net Loss                                            $ (3,080)    $ (2,650)
                                                    ========     ========

Weighted average loss per share (Note 1)              ($.000)      ($.000)


Shares used in the calculation of basic &
diluted net loss per share                        50,003,000   50,003,000

See Accompanying Notes to Condensed Financial Statements

                              YANG HOLDING COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
             CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                For the three months ended June 30, 2002 and 2001
                                   (Unaudited)



                                                       2002               2001
                                                      ------             ------

Shareholders' Equity:
         Beginning of period                          $   26             $    0

Additions

         Shareholder contributions                     3,120              2,650

Deductions
         Net loss for the three months
         ended June 30, 2002 and 2001
         (Additional deficit accumulated
         during the development stage)                (3,080)            (2,650)
                                                      ------             ------

Ending balance at end of period                       $   66             $    0
                                                      ======             ======

See Accompanying Notes to Condensed Financial Statements

                              YANG HOLDING COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
              CONDENSED STATEMENT OF CASH FLOW For the three months
                          ended June 30, 2002 and 2001
                                   (Unaudited)

                                                   2002       2001
                                                  -------    -------

CASH FLOW FROM OPERATING ACTIVITIES
Net loss                                        $  (3,080)   $(2,650)
                                                  -------    -------
Net cash used by operating activities              (3,080)    (2,650)

CASH FLOW FROM INVESTING
  ACTIVITIES

  Shareholders' contribution to paid in capital     3,120      2,650
                                                  -------    -------

CASH FLOW FROM FINANCING
  ACTIVITIES                                            0          0
                                                  -------    -------

NET INCREASE (DECREASE) IN CASH                        40          0
                                                  -------    -------

Cash - Beginning of Period                             26          0
                                                  -------    -------

Cash - End of Period                              $    66    $     0
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

         At June 30, 2002, we had a net operating loss carryover of approximately $78,404, less a valuation allowance of the same amount.

         There was an ownership change in the Company during 1997, as defined in
Section 382 of the Internal Revenue Code. These changes will materially limit the annual use of our net operating loss carry forward, based upon the change in control.

NOTE 4. GOING CONCERN

         As shown in the accompanying financial statements, we are in the development stage, have yet to generate operating revenues and will require a significant amount of capital to commence our planned principal operations. As reflected in the accompanying financial statements, we have incurred accumulated losses since inception of $78,404 and have raised an insignificant amount of capital. As such, there is no assurance that we will be successful in our efforts to raise the necessary capital to commence our planned principal operations.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.


         The Registrant has not, as of the end of the three month period ended June 30, 2002, commenced active business operations. As of June 30, 2002 the Registrant had assets in the amount of $66, no liabilities, and the total Shareholders' Equity was $66.

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

Date:    July 22, 2002