Form 10-Q
period 2002-09-30
YANG HOLDING CO
filed 2002-11-12
CIK 878788

FORM 1O-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                Quarterly Report Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                For the Quarterly Period Ended September 30, 2002
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

As of September 30, 2002 there were 50,003,000 shares of Common Stock outstanding.

                                      INDEX

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

         Condensed Balance Sheets as of June 30, 2002 (Unaudited) and
         December 31, 2001                                                   3

         Condensed Statement of Operations for the Three Months Ended
         September 30, 2002 and 2001 (Unaudited)                             4

         Condensed Statement of Changes in Shareholders' Equity for the
         Three Months Ended September 30, 2002 and 2001 (Unaudited)          5

         Condensed Statement of Cash Flow   for the Three Months Ended
         September 30, 2002 and 2001 (Unaudited)                             6

         Notes to Condensed Financial Statements                            7-8

ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS                        9

PART II - OTHER INFORMATION                                                10-11

SIGNATURE PAGE                                                               12

                              YANG HOLDING COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
                            CONDENSED BALANCE SHEETS


                                                        9/30/02      12/31/01
                                                      (Unaudited)    (Audited)
                                                       --------      --------
ASSETS

Cash
                                                      $      36      $     18
  Total Assets                                        $      36      $     18
                                                       ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY
(DEFICIENCY IN ASSETS)

Liabilities                                           $       -     $      -
                                                       --------      --------
Shareholders' Equity:

Common Stock, par value $0.001 per share;
  200,000,000 shares authorized,
  50,003,000 shares issued and outstanding in 2000       50,003        50,003
Additional Paid-In Capital                               28,659        23,815
Preferred Stock, par value $.10 per
share; 1,000,000 shares authorized,
no shares issued and outstanding                              0             0
Deficit accumulated during the
development stage                                       (78,626)      (73,800)
                                                       --------      --------

Total Shareholders' Equity                                   36            18
                                                       --------      --------

Total Liabilities and Shareholders' Equity             $     36      $     18
                                                       ========      ========


See Accompanying Notes to Condensed Financial Statements

                              YANG HOLDING COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
                        CONDENSED STATEMENT OF OPERATIONS
             For the three months ended September 30, 2002 and 2001
                                   (Unaudited)

                                                             2002          2001
                                                            -------      -------

Revenues                                                    $     0      $     0
                                                            -------      -------

Total Revenues                                                    0            0
                                                            -------      -------

Expenses:

  Professional fees and expenses                               192          288
  Other                                                         30            -
                                                            -------      -------

Total Expenses                                                 222          288
                                                            -------      -------

Net Loss                                                  $   (222)    $   (288)
                                                            =======      =======

Weighted average loss per share (Note 1)                    ($.000)      ($.000)


Shares used in the calculation of basic & diluted
net loss per share                                      50,003,000    50,003,000


See Accompanying Notes to Condensed Financial Statements

                              YANG HOLDING COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
             CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
             For the three months ended September 30, 2002 and 2001
                                          (Unaudited)



                                                            2002           2001
                                                          -------        -------

Shareholders' Equity:
         Beginning of period                               $  66          $   0

Additions

         Shareholder contributions                           192            600

Deductions
         Net loss for the three months
         ended Sep 30, 2002 and 2001
         (Additional deficit accumulated
         during the development stage)                      (222)          (600)
                                                           -----          -----

Ending balance at end of period                            $  36          $   0
                                                           =====          =====

See Accompanying Notes to Condensed Financial Statements

                              YANG HOLDING COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
                        CONDENSED STATEMENT OF CASH FLOW
             For the three months ended September 30, 2002 and 2001
                                   (Unaudited)

                                                              2002         2001
                                                            -------      -------

CASH FLOW FROM OPERATING ACTIVITIES

Net loss                                                     $(222)       $(288)

                                                             -----        -----
Net cash used by operating activities                         (222)        (288)

CASH FLOW FROM INVESTING
  ACTIVITIES

  Shareholders' contribution to paid in capital                192          288
                                                             -----        -----

CASH FLOW FROM FINANCING
  ACTIVITIES                                                     0            0
                                                             -----        -----

NET INCREASE (DECREASE) IN CASH                                (30)           0
                                                             -----        -----

Cash - Beginning of Period                                      66            0
                                                             -----        -----

Cash - End of Period                                         $  36        $   0
                                                             =====        =====


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

        At September 30, 2002, we had a net operating loss carryover of approximately $78,626, less a valuation allowance of the same amount.

        There was an ownership change in the Company during 1997, as defined in
Section 382 of the Internal Revenue Code. These changes will materially limit the annual use of our net operating loss carry forward, based upon the change in control.

NOTE 4. GOING CONCERN

        As shown in the accompanying financial statements, we are in the development stage, have yet to generate operating revenues and will require a significant amount of capital to commence our planned principal operations. As reflected in the accompanying financial statements, we have incurred accumulated losses since inception of $78,626 and have raised an insignificant amount of capital. As such, there is no assurance that we will be successful in our efforts to raise the necessary capital to commence our planned principal operations.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


         The Registrant has not, as of the end of the three month period ended September 30, 2002, commenced active business operations. As of September 30, 2002 the Registrant had assets in the amount of $36, no liabilities, and the total Shareholders' Equity was $36.

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

                                       Registrant:

                                       YANG HOLDING COMPANY

                                       By: /s/ James Chow
                                           --------------------------
                                               JAMES CHOW
                                               President

Date:    November 4, 2002

                                 CERTIFICATIONS

I, James Chow, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Yang Holding Company (registrant);

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. As sole officer of the registrant,I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. As sole officer of the registrant I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. As sole officer of the registrant I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 6, 2002

/s/ James Chow
-------------------------
JAMES CHOW
President, Treasurer and
Secretary. Principal Financial and Accounting Officer.

                                 CERTIFICATIONS

                           CERTIFICATION PURSUANT TO
                            10 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

        In connection with the Quarterly Report of Yang Holding Company ("the Company") on Form 10-Q for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report), I. James Chow, Principal Financial and Accounting Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Act of 1934; and


         (2) The information contained in the Report fairly presents, in all Material respects, the financial condition and result of operation of the Company.




/s/ James Chow
---------------------------
James Chow
President, Treasurer and
Secretary. Principal Financial
and Accounting Officer.

November 6, 2002