Form 10KSB
period 2002-12-31
YANG HOLDING CO
filed 2003-03-26
CIK 878788

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C., 20549

                                   FORM 10-KSB

    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                           ACT OF 1934 (FEE REQUIRED)

                   For the fiscal year ended December 31, 2002

                         Commission file number: 0-19505

                              YANG HOLDING COMPANY
                 (Name of small business issuer in its charter)

           Florida                                       65-0274107
(State or other Jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification Number)

1000 Brickell Avenue, Suite 900
Miami, Florida                                                   33131
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

The aggregate market value of the voting stock held by non-affiliates was approximately $0 as of December 31, 2002. The stock was not traded as of December31, 2002.

The number of shares of common stock outstanding as of December 31, 2002, was 50,003,000.

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

Personnel

As of December 31, 2002, we had only one employee, our President, Treasurer and Secretary, and a director of the Company, James Chow. If a business combination is consummated, we anticipate hiring a staff to accommodate such business.

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

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's shares of common stock were not traded during the fiscal year ended December 31, 2002. We do not anticipate the commencement of a market for our securities until, and unless, a business combination is consummated. As such, there is no guarantee that the common stock will commence trading or that any trading will be active.

On December 31, 2002, the approximate number of record holders of the common stock of the Company was 94.

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


                                    PART III

ITEM 9. DIRECTORS, AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth certain information with respect to the Company's officers, Directors and key employee:

    Name                   Age                  Positions with the Company

  James Chow               45                   Director, President, Treasurer,
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

ITEM 10. EXECUTIVE COMPENSATION

There was no executive compensation in 2002 and 2001.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the holdings of Common Stock by each person who, as of December 31, 2002, held of record, or was known by the Company to own beneficially more than five percent of the outstanding Common Stock of the Company, by each Director and officer of the Company and by all Directors and officers of the Company as a group.


                        Name and Address                 Amount and               Percent of
Title of Class         Of Beneficial Owner          Nature of Beneficial Owner       Class
----------------       -------------------          --------------------------    ----------

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

(3) Principal address is 1000 Brickell Avenue, Suite 900, Miami, Florida 33131.

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


(99) CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.

                              FINANCIAL STATEMENTS
                                TABLE OF CONTENTS

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                      F-1

FINANCIAL STATEMENTS

         Balance Sheet                                                  F-2

         Statements of Operations                                       F-3

         Statements of Stockholders' Equity                             F-4

         Statements of Cash Flows                                       F-5

         Notes to Financial Statements                                F-6 - F-9

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------

To the Board of Directors and Stockholders of Yang Holding Company

We have audited the accompanying balance sheet of Yang Holding Company, F/K/A National Advertising Group, Inc. (a development stage company) as of December 31, 2002, and the related statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2002 and 2001, and from June 1, 1993 (Date of Inception) to December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of the Company for the period June 1, 1993 (Date of Inception) to December 31, 2000. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to amounts included for that period, is based solely on the report of the other auditors.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Yang Holding Company, F/K/A National Advertising Group, Inc. (a development stage company) at December 31, 2002, and the results of its operations and its cash flows for the years ended December 31, 2002 and 2001, and from June 1 1993 (Date of Inception) to December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company is in the development stage and has incurred accumulated losses since inception of $78,656. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Berenfeld, Spritzer, Shechter & Sheer

Weston, Florida
March 22, 2003

                              YANG HOLDING COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                DECEMBER 31, 2002




                                     ASSETS

Current Assets

Cash                                                    $      6
                                                        --------
        Total Current Assets                                   6


Total Assets                                            $      6
                                                        ========
              LIABILITIES AND STOCKHOLDERS' EQUITY


Total Liabilities                                       $      0
                                                        --------

STOCKHOLDERS' EQUITY

       Preferred stock, par value $0.10 per share;
       1,000,000 shares authorized, no shares issued           0

       Common stock, par value $0.001 per share;
       200,000,000 shares authorized,
       50,003,000 shares issued and outstanding           50,003

       Additional paid-in capital                         28,659

Deficit accumulated during the development stage         (78,656)
                                                        --------
       Total Stockholders' Equity                              6
                                                        --------
Total Liabilities and Stockholders' Equity              $      6
                                                        ========

The accompanying notes are an integral part of these financial statements.

                              YANG HOLDING COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001
         AND FROM JUNE 1, 1993 (DATE OF INCEPTION) TO DECEMBER 31, 2002


                                                                   CUMULATIVE
                                                                      FROM
                                       2002            2001        INCEPTION
                                   ------------    ------------    ------------
Revenues                           $          0    $          0    $         0
                                   ------------    ------------    ------------

Costs and Expenses
       Officer compensation                   0               0          24,020
       General and administrative         4,856           5,250          54,636
                                   ------------    ------------    ------------

Total Costs and Expenses                  4,856           5,250          78,656
                                   ------------    ------------    ------------

Net loss                           $     (4,856)   $     (5,250)   $   (78,656)
                                   ============    ============    ============

Weighted average loss per share
   (Note 1) basic and diluted      $      (0.00)   $      (0.00)
                                   ============    ============

Weighted average number of common
   Shares outstanding -
   basic and diluted                 50,003,000      50,003,000
                                   ============    ============

The accompanying notes are an integral part of these financial statements.

                              YANG HOLDING COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF STOCKHOLDERS' EQUITY
     FOR THE PERIOD JANUARY 1, 1993 (DATE OF INCEPTION) TO DECEMBER 31, 2002

                                                                                              Deficit
                                                                             Additional      Accumulated
                                            Common Stock                       Paid-In       During the
     Date         Type                      No. of Shares       Amount         Capital       Dev. Stage         Total
     ----         ----                        ----------     -----------     -----------     -----------       -------

    01/01/1993 Balance                                --     $        --     $        --     $        --     $        --
    01/01/1993 Issued Stock for services       1,019,700           1,020              --              --           1,020
    08/13/1993 Issued Stock for services       6,500,000           6,500              --              --           6,500
    1993 Shareholder contributions                    --              --          33,287              --          33,287
    09/01/1994 Stock Repurchase               (6,500,000)         (6,500)             --              --          (6,500)
    03/15/1995 Issued Stock for services       8,380,000           8,380              --              --           8,380
    04/10/1997 Reverse Split 1 for 10         (8,459,730)         (8,460)          8,460              --              --
    05/01/1997 Issued Stock for services          60,030              60              --              --              60
    05/22/1997 Issued Stock for services       9,000,000           9,000              --              --           9,000
    Deficit Accumulated Through 1998                  --              --              --         (53,747)        (53,747)
                                             -----------     -----------     -----------     -----------     -----------
 Balance, year ended December 31, 1998        10,000,000          10,000          41,747         (53,747)         (2,000)
    02/01/1999 Reverse Split 1 for 20         (9,500,000)         (9,500)          9,500              --              --
    02/01/1999 Issued Stock for services              30              --              --              --              --
    04/22/1999 Stock Split 100 for 1          49,502,970          49,503         (49,503)             --              --
          1999 Net Loss                               --              --              --          (7,569)         (7,569)
          1999 Shareholder Contribution               --              --           9,569              --           9,569
                                             -----------     -----------     -----------     -----------     -----------
 Balance, year ended December 31, 1999        50,003,000          50,003          11,313         (61,316)             --
          2000 Shareholder Contribution               --              --           7,234              --           7,234
          2000 Net Loss                               --              --              --          (7,234)
                                             -----------     -----------     -----------     -----------     -----------
Balance, year ended December 31, 2000         50,003,000          50,003          18,547         (68,550)             --

            2001 Shareholder Contribution             --              --           5,268              --           5,268
            2001 Net Loss                             --              --              --          (5,250)         (5,250)
                                             -----------     -----------     -----------     -----------     -----------

Balance, year ended December 31, 2001
                                              50,003,000          50,003          23,815         (73,800)             18

2002 Shareholder Contribution                         --              --           4,844           4,844              --
2001 Net Loss                                         --              --              --          (4,856)         (4,856)
                                             -----------     -----------     -----------     -----------     -----------

Balance, year ended December 31, 2002         50,003,000     $    50,003     $    28,659     ($   78,656)    $         6


The accompanying notes are an integral part of these financial statements.

                              YANG HOLDING COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001
AND FROM JANUARY 1, 1993 (DATE OF INCEPTION) TO DECEMBER 31, 2002


                                                                    CUMULATIVE
                                                                       FROM
                                               2002        2001      INCEPTION
                                             --------    --------    --------
CASH FLOWS FROM OPERATING
   ACTIVITIES

Net loss                                     ($ 4,856)   ($ 5,250)   ($78,656)

Adjustments to reconcile net loss
to net cash used by operating activities:
     Issuance of common stock for services         --          --      16,380
     Amortization                                  --          --          70
     Increase in other assets                                             (70)
                                             --------    --------    --------

Net cash used by operating activities          (4,856)     (5,250)    (62,276)


Cash flows from investing activities:              --          --          --

Cash flows from financing activities:
     Issuance of common stock                      --          --       1,000
     Shareholders' additional
        capital                                 4,844       7,234      61,282
                                             --------    --------    --------

Net cash provided by financing activities       4,844       7,234      62,282
--------    --------    --------


Net increase (decrease) in cash              $    (12)    $    18    $     6

Cash beginning of year                             18          0           0
                                             --------    --------    --------

Cash end of year                             $      6    $    0       $    6
                                             ========    ========    ========

The accompanying notes are an integral part of these financial statements.

                              YANG HOLDING COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Business Activity

Yang Holding Company ("we" or the "Company") was organized under the laws of he State of Florida on July 25, 1991, as National Advertising Group, Inc. The Company is a development stage entity, and has not yet commenced business operations. The Company intends to acquire an operating entity, however, the company has not yet targeted an acquisition.

        Loss Per Share

Loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during each period. The weighted average number of common shares has been retroactively adjusted to reflect the 1 for 10 reverse split accepted in April 1997, the 1 for 20 reverse split approved in February 1999 and the100 for 1 forward split effected in April 1999. The Company has no dilutive securities.

        Use of Estimates

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

RECENT ACCOUNTING PRONOUNCEMENTS

FASB NO. 141, "BUSINESS COMBINATIONS"

In June 2001, the Financial Accounting Standards Board ("FASB")issued Statement No. 141, "Business Combinations". This Statement replaces Accounting Principles Board ("APB") Opinion No.16, "Business Combinations" and SFAS 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises". All business combinations in the scope of this statement are to be accounted for using the purchase method. The single method approach used in this statement reflects the conclusion that virtually all business combinations are acquisitions and, thus, all business combinations should be accounted for in the same way that other asset acquisitions are accounted based on the values exchanged. This Statement does not change many of the provisions of Opinion 16 and Statement 38 related to the application of the purchase method. The provisions of this Statement apply to all business combinations initiated after June 30, 2001, and all business combinations accounted for by the purchase method for which the date of acquisition is July 1, 2001 or later. FASB 141 did not affect the Company's financial statements.

                              YANG HOLDING COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
FASB NO. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS"

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of assets (but not those acquired in a business combination) at acquisition. This Statement also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. The provisions of this Statement are required for fiscal years beginning after December 15, 2001. This Statement is required to be applied at the beginning of an entity's fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statements at that date. Impairment losses for goodwill and definite-lived intangible assets that arise due to initial application of this Statement are to be reported as resulting from a change in accounting principle. SFAS No. 142 did not impact the Company's financial position or results of operations.

FASB NO. 143, "ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS"

In July 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations". This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement requires that the fair value of a liability for an asset requirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset requirement costs are capitalized as part of the carrying amount of the long-lived asset and subsequently allocated to expense using a systematic and rational method. Adoption of this Statement is required for fiscal years beginning after June 15, 2002. The adoption of Statement No. 143 is not expected to materially affect the Company's financial statements.

FASB NO. 144, "ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS"

In October 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". This Statement supersedes Statement No. 121 but retains many of its fundamental provisions. The Statement also establishes a single accounting model, based on the framework established in Statement No. 121, for long-lived assets to be disposed of by sale. Additionally, the Statement resolves significant implementation issues related to Statement No. 121. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The provisions of Statement No. 144 are not expected to materially affect the Company's financial statements.

FASB NO. 145, "RESCISSION OF FASB STATEMENTS NOS. 4, 44 AND 64, AMENDMENT OF FASB STATEMENT NO. 13, AND TECHNICAL CORRECTIONS".

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements Nos. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This Statement, among other things, requires that gains and losses related to extinguishment of debt be classified as extraordinary items only if they meet the criteria in Opinion No. 30. The provision of Statement No. 145 related to the rescission of Statement No. 4 should be applied in fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented, that does not meet the criteria in Opinion No. 30 for classification as an extraordinary item, should be reclassified. The provisions of Statement No. 145 are not expected to materially affect the Company's financial statements.

                              YANG HOLDING COMPANY
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

FASB NO. 146, "ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES"

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and replaces Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". This Statement is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The effect of adopting SFAS No. 146 is not expected to have a material impact on the Company's financial position or results of operations.

FASB No. 148 "Accounting for Stock-Based Compensation Transition and Disclosure"

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation Transition and Disclosure". SFAS No. 148 does not alter the provisions of SFAS 123, nor does it require stock-based compensation to be measured under the fair-value method. Rather, SFAS 148 provides alternative transition methods to companies that elect to expense stock-based compensation using the fair-value approach under SFAS No. 123. The adoption of SFAS 148 is not expected to affect the Company's financial position or results of operations.

NOTE 2. COMMON STOCK

Effective February 1, 1999, the Company accepted a 1 for 20 reverse split of its common stock and effective April 10, 1997, the Company accepted a 1 for 10 reverse split of its common stock.

Effective April 22, 1999, the Company filed Articles of Amendment, which increased its capitalization to 200,000,000 shares of common stock. In addition, effective April 22, 1999, the Company forward split their issued and outstanding common stock 100 for 1.

As reflected in the statement of stockholders' equity, the Company issued 7,519,700 shares in 1993, 8,380,000 shares in 1995, 9,060,030 shares in 1997 and
30 shares in 1999 for various services rendered.

NOTE 3. INCOME TAXES

At December 31, 2002, the Company has available approximately $78,656 of net operating losses. The Company has provided a valuation allowance to fully offset those tax benefits that might be recognized in the future, due to the uncertainty of their utilization. These losses begin expiring in 2020.

Deferred income tax assets and liabilities as of December 21, 2002 were approximately as follows:

Deferred income tax assets:

                Net operating losses            $27,000
                Less valuations allowance       (27,000)
                                                -------

                Net deferred tax assets         $   -0-
                                                =======

                              YANG HOLDING COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 3. INCOME TAXES (CONTINUED)

The effective tax rate varies from the U.S. Federal statutory tax rate for the year ended December 31, 2002 principally due to the following:

                                                2002
                                                ----
        U.S. statutory tax rate                  35%
        State, net of federal tax benefit         4
        Less: Valuation allowance               (39)
                                                ---
        Effective tax rate                        0%
                                                ===
NOTE 4. GOING CONCERN

As shown in the accompanying financial statements, the Company is in the development stage, have yet to generate operating revenues and will require a significant amount of capital to commence its planned principal operations. As reflected in the accompanying financial statements, the Company has incurred accumulated losses since inception of $78,656 and has raised an insignificant amount of capital. As such, there is no assurance that the Company will be successful in its efforts to raise the necessary capital to commence its planned principal operations.

The Company's plans include a merger and a subsequent public offering of common stock; however there is no assurance that the Company will be successful in its efforts to raise capital or to obtain a business combination.

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



Dated: January 31, 2003
       ----------------



                                             YANG HOLDING COMPANY F/K/A National
                                             Advertising Group, Inc.


                                             /s/ JAMES CHOW
                                             -----------------------------------
                                             James Chow
                                             President/Director


                                       S-1



CERTIFICATIONS

I, James Chow, certify that:

1. I have reviewed this annual report on Form 10-K of Yang Holding Company (registrant);

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. As sole officer of the registrant,I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. As sole officer of the registrant I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. As sole officer of the registrant I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 6, 2002

/s/ James Chow
--------------
JAMES CHOW
President, Treasurer and
Secretary. Principal Financial and Accounting Officer.