Form 10-Q
period 2003-03-31
YANG HOLDING CO
filed 2003-05-14
CIK 878788

FORM 1O-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                Quarterly Report Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                For the Quarterly Period Ended March 31, 2003
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

As of March 31, 2003 there were 50,003,000 shares of Common Stock outstanding.

                                      INDEX

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

         Condensed Balance Sheets as of March 31, 2003 (Unaudited) and
         December 31, 2002                                                   3

         Condensed Statement of Operations for the Three Months Ended
         March 31, 2003 and 2002 (Unaudited)                                 4

         Condensed Statement of Changes in Shareholders' Equity for the
         Three Months Ended March 31, 2003 and 2002 (Unaudited)              5

         Condensed Statement of Cash Flow   for the Three Months Ended
         March 31, 2003 and 2002 (Unaudited)                                 6

         Notes to Condensed Financial Statements                            7-10

ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS                        11

PART II - OTHER INFORMATION                                                12-13

SIGNATURE PAGE                                                               14

                              YANG HOLDING COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
                            CONDENSED BALANCE SHEETS


                                                        3/31/03      12/31/02
                                                       --------      --------
                                                      (Unaudited)    (Audited)
ASSETS

Cash
                                                      $     776      $     6
  Total Assets                                        $     776      $     6
                                                       ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY
(DEFICIENCY IN ASSETS)

Liabilities                                            $      -      $     -
                                                       --------      --------
Shareholders' Equity:

Common Stock, par value $0.001 per share;
  200,000,000 shares authorized,
  50,003,000 shares issued and outstanding in 2000       50,003        50,003
Additional Paid-In Capital                               33,759        28,659
Preferred Stock, par value $.10 per
share; 1,000,000 shares authorized,
no shares issued and outstanding                              0             0
Deficit accumulated during the
development stage                                       (82,986)      (78,656)
                                                       --------      --------

Total Shareholders' Equity                                  776             6
                                                       --------      --------

Total Liabilities and Shareholders' Equity             $    776      $      6
                                                       ========      ========


See Accompanying Notes to Condensed Financial Statements

                              YANG HOLDING COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
                        CONDENSED STATEMENT OF OPERATIONS
             For the three months ended March 31, 2003 and 2002
                                   (Unaudited)

                                                             2003         2002
                                                            ------       ------

Revenues                                                  $       0    $       0
                                                          ---------    ---------

Total Revenues                                                    0            0
                                                          ---------    ---------

Expenses:

  Professional fees and expenses                             4,300         1,524
  Other                                                         30            -
                                                          ---------    ---------

Total Expenses                                               4,330         1,524
                                                          ---------    ---------

Net Loss                                                  $ (4,330)    $ (1,524)
                                                          =========    =========

Weighted average loss per share (Note 1)                  $  (.000)    $  (.000)


Shares used in the calculation of basic & diluted
net loss per share                                      50,003,000    50,003,000


See Accompanying Notes to Condensed Financial Statements

                              YANG HOLDING COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
             CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
         For the three months ended March 31, 2003 and 2002 (Unaudited)



                                                            2003           2002
                                                          -------        -------

Shareholders' Equity:
         Beginning of period                              $    6         $   18

Additions

         Shareholder contributions                         5,100          1,532

Deductions
         Net loss for the three months
         ended March 31, 2003 and 2002
         (Additional deficit accumulated
         during the development stage)                    (4,330)        (1,524)
                                                          ------         ------

Ending balance at end of period                           $  776         $   26
                                                          ======         ======

See Accompanying Notes to Condensed Financial Statements

                              YANG HOLDING COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
                        CONDENSED STATEMENT OF CASH FLOW
             For the three months ended March 31, 2003 and 2002
                                   (Unaudited)

                                                              2003         2002
                                                            -------      -------

CASH FLOW FROM OPERATING ACTIVITIES

Net loss                                                   $(4,330)     $(1,524)

                                                           -------      -------
Net cash used by operating activities                       (4,330)      (1,524)

CASH FLOW FROM INVESTING
  ACTIVITIES

  Shareholders' contribution to paid in capital              5,100        1,532
                                                           -------      -------

CASH FLOW FROM FINANCING
  ACTIVITIES                                                     0            8
                                                           -------      -------

NET INCREASE (DECREASE) IN CASH                                770            0
                                                           -------      -------

Cash - Beginning of Period                                       6           18
                                                           -------      -------

Cash - End of Period                                       $   776      $    26
                                                           =======      =======


See Accompanying Notes to Condensed Financial Statements

                              YANG HOLDING COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
                           (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

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

NOTE 3. INCOME TAXES

At March 31, 2003, the Company has available approximately $82,986 of net operating losses. The Company has provided a valuation allowance to fully offset those tax benefits that might be recognized in the future, due to the uncertainty of their utilization. These losses begin expiring in 2020.

Deferred income tax assets and liabilities as of March 31, 2003 were approximately as follows:

Deferred income tax assets:

                Net operating losses            $29,000
                Less valuations allowance       (29,000)
                                                -------

                Net deferred tax assets         $   -0-
                                                =======

                              YANG HOLDING COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 3. INCOME TAXES (CONTINUED)

The effective tax rate varies from the U.S. Federal statutory tax rate for the Three months ended March 31, 2003 principally due to the following:

                                                2003
                                                ----
        U.S. statutory tax rate                  35%
        State, net of federal tax benefit         4
        Less: Valuation allowance               (39)
                                                ---
        Effective tax rate                        0%
                                                ===
NOTE 4. GOING CONCERN

As shown in the accompanying financial statements, the Company is in the development stage, have yet to generate operating revenues and will require a significant amount of capital to commence its planned principal operations. As reflected in the accompanying financial statements, the Company has incurred accumulated losses since inception of $82,986 and has raised an insignificant amount of capital. As such, there is no assurance that the Company will be successful in its efforts to raise the necessary capital to commence its planned principal operations.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


         The Registrant has not, as of the end of the three month period ended March 31, 2003, commenced active business operations. As of March 31,2003 the Registrant had assets in the amount of $776, no liabilities, and the total Shareholders' Equity was $776.

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

Date:    May 5, 2003

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

May 5, 2003
/s/ James Chow

- -------------------------
JAMES CHOW
President, Treasurer and
Secretary. Principal Financial and Accounting Officer.

                                 CERTIFICATIONS

                           CERTIFICATION PURSUANT TO
                            10 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

        In connection with the Quarterly Report of Yang Holding Company ("the Company") on Form 10-Q for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report), I. James Chow, Principal Financial and Accounting Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Act of 1934; and


         (2) The information contained in the Report fairly presents, in all Material respects, the financial condition and result of operation of the Company.




/s/ James Chow
- ---------------------------
James Chow
President, Treasurer and
Secretary. Principal Financial
and Accounting Officer.

May 5, 2003