Form 10-Q
period 2003-06-30
YANG HOLDING CO
filed 2003-08-18
CIK 878788

FORM 1O-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the Quarterly Period Ended June 30, 2003

                         Commission File Number: 0-19505

                              YANG HOLDING COMPANY
             (exact name of registrant as specified in its charter)

         FLORIDA                                               65-0274107
(State or other jurisdiction of                          (IRS Employer I.D. No.)
Incorporation of organization)

                         999 Brickell Avenue, Suite 600
                              Miami, Florida 33131
                    (Address of principal executive offices)

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

As of June 30, 2003 there were 50,003,000 shares of Common Stock outstanding.

                                      INDEX

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

         Condensed Balance Sheets as of June 30, 2003 (Unaudited) and
         December 31, 2002                                                  3

         Condensed Statement of Operations for the Three Months Ended
         June 30, 2003 and 2002 (Unaudited)                                 4

         Condensed Statement of Changes in Shareholders' Equity for the
         Three Months Ended March 31, 2003 and 2002 (Unaudited)             5

         Condensed Statement of Cash Flow   for the Three Months Ended
         June 30, 2003 and 2002 (Unaudited)                                 6

         Notes to Condensed Financial Statements                            7-10

ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS                       11

ITEM 3  CONTROLS AND PROCEDURES                                             11

PART II - OTHER INFORMATION                                                12-13

SIGNATURE PAGE                                                               14

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS


                              YANG HOLDING COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
                            CONDENSED BALANCE SHEETS


                                                           6/30/03     12/31/02
                                                          --------     --------
                                                         (Unaudited)   (Audited)
ASSETS

Cash                                                      $     61     $      6
                                                          --------     --------
  Total Assets                                            $     61     $      6
                                                          ========     ========

LIABILITIES AND SHAREHOLDERS' EQUITY
(DEFICIENCY IN ASSETS)

Liabilities                                               $     --     $     --
                                                          --------     --------
Shareholders' Equity:

Common Stock, par value $0.001 per share;
  200,000,000 shares authorized,
  50,003,000 shares issued and outstanding in 2000          50,003       50,003
Additional Paid-In Capital                                  34,019       28,659
Preferred Stock, par value $.10 per
share; 1,000,000 shares authorized,
no shares issued and outstanding                                 0            0
Deficit accumulated during the
development stage                                          (83,961)     (78,656)
                                                          --------     --------

Total Shareholders' Equity                                      61            6
                                                          --------     --------

Total Liabilities and Shareholders' Equity                $     61     $      6
                                                          ========     ========


See Accompanying Notes to Condensed Financial Statements

                              YANG HOLDING COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
                        CONDENSED STATEMENT OF OPERATIONS
                For the three months ended June 30, 2003 and 2002
                                   (Unaudited)

                                                       2003            2002
                                                   ------------    ------------

Revenues                                           $          0    $          0
                                                   ------------    ------------

Total Revenues                                                0               0
                                                   ------------    ------------

Expenses:

  Professional fees and expenses                            945           3,060
  Other                                                      30              20
                                                   ------------    ------------

Total Expenses                                              975           3,080
                                                   ------------    ------------

Net Loss                                           $       (975)   $     (3,080)
                                                   ============    ============

Weighted average loss per share (Note 1)           $      (.000)   $      (.000)


Shares used in the calculation of basic & diluted
net loss per share                                   50,003,000      50,003,000


See Accompanying Notes to Condensed Financial Statements

                              YANG HOLDING COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
             CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
         For the three months ended June 30, 2003 and 2002 (Unaudited)


                                                             2003        2002
                                                           -------      -------

Shareholders' Equity:
         Beginning of period                               $   776      $    26

Additions

         Shareholder contributions                             260        3,120

Deductions
         Net loss for the three months ended
         June 30, 2003 and 2002
         (Additional deficit accumulated
         during the development stage)                        (975)      (3,080)
                                                           -------      -------

Ending balance at end of period                            $    61      $    66
                                                           =======      =======

See Accompanying Notes to Condensed Financial Statements

                              YANG HOLDING COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
                        CONDENSED STATEMENT OF CASH FLOW
               For the three months ended June 30, 2003 and 2002
                                   (Unaudited)

                                                              2003         2002
                                                            -------      -------

CASH FLOW FROM OPERATING ACTIVITIES

Net loss                                                   $  (975)     $(3,080)

                                                           -------      -------
Net cash used by operating activities                         (975)      (3,080)

CASH FLOW FROM INVESTING
  ACTIVITIES

  Shareholders' contribution to paid in capital                260        3,120
                                                           -------      -------

CASH FLOW FROM FINANCING
  ACTIVITIES                                                     0            0
                                                           -------      -------

NET INCREASE (DECREASE) IN CASH                               (715)          40
                                                           -------      -------

Cash - Beginning of Period                                     776           26
                                                           -------      -------

Cash - End of Period                                       $    61      $    66
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

        Loss Per Share

Loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during each period. The weighted average number of common shares has been retroactively adjusted to reflect the 1 for 10 reverse split accepted in April 1997, the 1 for 20 reverse split approved in February 1999 and the 100 for 1 forward split effected in April 1999. The Company has no dilutive securities.

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

NOTE 3. INCOME TAXES

At June 30, 2003, the Company has available approximately $83,961 of net operating losses. The Company has provided a valuation allowance to fully offset those tax benefits that might be recognized in the future, due to the uncertainty of their utilization. These losses begin expiring in 2020.

Deferred income tax assets and liabilities as of June 30, 2003 were approximately as follows:

Deferred income tax assets:

                Net operating losses            $33,000
                Less valuations allowance       (33,000)
                                                -------
                Net deferred tax assets         $   -0-
                                                =======

                              YANG HOLDING COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 3. INCOME TAXES (CONTINUED)

The effective tax rate varies from the U.S. Federal statutory tax rate for the Three months ended June 30, 2003 principally due to the following:

                                                2003
                                                ----
        U.S. statutory tax rate                  35%
        State, net of federal tax benefit         4
        Less: Valuation allowance               (39)
                                                ---
        Effective tax rate                        0%
                                                ===
NOTE 4. GOING CONCERN

As shown in the accompanying financial statements, the Company is in the development stage, have yet to generate operating revenues and will require a significant amount of capital to commence its planned principal operations. As reflected in the accompanying financial statements, the Company has incurred accumulated losses since inception of $83,961 and has raised an insignificant amount of capital. As such, there is no assurance that the Company will be successful in its efforts to raise the necessary capital to commence its planned principal operations.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


         The Registrant has not, as of the end of the three month period ended June 30, 2003, commenced active business operations. As of June 30,2003 the Registrant had assets in the amount of $61, no liabilities, and the total Shareholders' Equity was $61.

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

ITEM 3:  CONTROLS AND PROCEDURES

         Evaluation of Disclosure Controls and Procedures. Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) within 90 days prior to the filing of this report, have concluded that, based on such evaluation, our disclosure controls and procedures were adequate and effective to ensure that material information relating to us, including our consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-QSB was being prepared.

         Changes in Internal Controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in our internal controls. Accordingly, no corrective actions were required or undertaken.

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

         Not Applicable

ITEM 5.  OTHER INFORMATION

         Not Applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         EXHIBITS

         Exhibit 31 Certification as adopted pursuant to Section 302 of the Sarbabes-Oxley Act of 2002.

         Exhibit 32 Certification pursuant to 10 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

--------
                                   SIGNATURES

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

Date:    August 5, 2003