Form 10-Q
period 2003-09-30
YANG HOLDING CO
filed 2003-11-12
CIK 878788

FORM 1O-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                   For the Quarterly Period Ended Sep 30, 2003
                         Commission File Number: 0-19505

                              YANG HOLDING COMPANY
             ------------------------------------------------------
             (exact name of registrant as specified in its charter)

           FLORIDA                                              65-0274107
-------------------------------                          -----------------------
(State or other jurisdiction of                          (IRS Employer I.D. No.)
Incorporation of organization)

                         999 Brickell Avenue, Suite 600
                              Miami, Florida 33131
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (305) 810-2898
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

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

As of Sep 30, 2003 there were 50,003,000 shares of Common Stock outstanding.

                                      INDEX

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

         Condensed Balance Sheets as of Sep 30, 2003 (Unaudited) and
         December 31, 2002                                                     3

         Condensed Statement of Operations for the Three Months Ended
         Sep 30, 2003 and 2002 (Unaudited)                                     4

         Condensed Statement of Changes in Shareholders' Equity for the
         Three Months Ended Sep 30, 2003 and 2002 (Unaudited)                  5

         Condensed Statement of Cash Flow   for the Three Months Ended
         Sep 30, 2003 and 2002 (Unaudited)                                     6

         Notes to Condensed Financial Statements                            7-10

ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS                         11

PART II - OTHER INFORMATION                                                12-13

SIGNATURE PAGE                                                                14

                              YANG HOLDING COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
                            CONDENSED BALANCE SHEETS

                                                       9/30/03       12/31/02
                                                      --------       --------
                                                     (Unaudited)     (Audited)
ASSETS

Cash
                                                      $     73       $      6
                                                      --------       --------
  Total Assets                                        $     73       $      6
                                                      ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY
  (DEFICIENCY IN ASSETS)

Liabilities                                           $      -       $      -
                                                      --------       --------
Shareholders' Equity:

Common Stock, par value $0.001 per share;
  200,000,000 shares authorized,
  50,003,000 shares issued and outstanding in 2000      50,003         50,003

Additional Paid-In Capital                              34,269         28,659

Preferred Stock, par value $.10 per
  share; 1,000,000 shares authorized,
  no shares issued and outstanding                           0              0

Deficit accumulated during the
  development stage                                    (84,199)       (78,656)
                                                      --------       --------
Total Shareholders' Equity                                  73              6
                                                      --------       --------
Total Liabilities and Shareholders' Equity            $     73       $      6
                                                      ========       ========


See Accompanying Notes to Condensed Financial Statements

                              YANG HOLDING COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
             CONDENSED STATEMENT OF OPERATIONS For the three months
                           ended Sep 30, 2003 and 2002
                                   (Unaudited)

                                                            2003          2002
                                                          --------     --------
Revenues                                                  $      0     $      0
                                                          --------     --------
Total Revenues                                                   0            0
                                                          --------     --------
Expenses:

  Professional fees and expenses                               208          192
  Other                                                         30           30
                                                          --------     --------
Total Expenses                                                 238          222
                                                          --------     --------
Net Loss                                                  $   (238)    $   (222)
                                                          ========     ========
Weighted average loss per share (Note 1)                  $  (.000)    $  (.000)

Shares used in the calculation of basic & diluted
  net loss per share                                    50,003,000   50,003,000


See Accompanying Notes to Condensed Financial Statements

                              YANG HOLDING COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
             CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                For the three months ended Sep 30, 2003 and 2002
                                  (Unaudited)

                                                           2003           2002
                                                          ------         ------
Shareholders' Equity:

    Beginning of period                                   $   61         $  66

Additions

    Shareholder contributions                                250           192

Deductions

    Net loss for the three months ended Sep 30, 2003
      and 2002 (Additional deficit accumulated
      during the development stage)                         (238)         (222)
                                                          ------         -----
Ending balance at end of period                           $   72         $  36
                                                          ======         =====


See Accompanying Notes to Condensed Financial Statements

                              YANG HOLDING COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
              CONDENSED STATEMENT OF CASH FLOW For the three months
                           ended Sep 30, 2003 and 2002
                                   (Unaudited)

                                                            2003         2002
                                                           ------       ------
CASH FLOW FROM OPERATING ACTIVITIES

Net loss                                                   $ (238)      $ (222)
                                                           ------       ------
Net cash used by operating activities                        (238)        (222)

CASH FLOW FROM INVESTING
  ACTIVITIES

  Shareholders' contribution to paid in capital               250          192
                                                           ------       ------
CASH FLOW FROM FINANCING
  ACTIVITIES                                                    0            0
                                                           ------       ------
NET INCREASE (DECREASE) IN CASH                                12          (30)
                                                           ------       ------
Cash - Beginning of Period                                     61           66
                                                           ------       ------
Cash - End of Period                                       $   73       $   36
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

NOTE 3. INCOME TAXES

At Sep 30, 2003, the Company has available approximately $84,199 of net operating losses. The Company has provided a valuation allowance to fully offset those tax benefits that might be recognized in the future, due to the uncertainty of their utilization. These losses begin expiring in 2020.

Deferred income tax assets and liabilities as of Sep 30, 2003 were approximately as follows:

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
                                                =======

                              YANG HOLDING COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 3. INCOME TAXES (CONTINUED)

The effective tax rate varies from the U.S. Federal statutory tax rate for the three months ended Sep 30, 2003 principally due to the following:

                                                2003
                                                ----
        U.S. statutory tax rate                  35%
        State, net of federal tax benefit         4
        Less: Valuation allowance               (39)
                                                ---
        Effective tax rate                        0%
                                                ===
NOTE 4. GOING CONCERN

As shown in the accompanying financial statements, the Company is in the development stage, have yet to generate operating revenues and will require a significant amount of capital to commence its planned principal operations. As reflected in the accompanying financial statements, the Company has incurred accumulated losses since inception of $84,199 and has raised an insignificant amount of capital. As such, there is no assurance that the Company will be successful in its efforts to raise the necessary capital to commence its planned principal operations.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The Registrant has not, as of the end of the three month period ended Sep 30, 2003, commenced active business operations. As of Sep 30,2003 the Registrant had assets in the amount of $73, no liabilities, and the total Shareholders' Equity was $73.

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

         Not Applicable

ITEM 5. OTHER INFORMATION

         Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         EXHIBITS

         31.      Certification pursuant to Rule 15-d-14(a)

         32. Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oaxley Act of 2002.

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

                                                Registrant:

                                                YANG HOLDING COMPANY

                                                By: /s/ James Chow
                                                    ----------------------------
                                                    JAMES CHOW
                                                    President

Date:    November 10, 2003