Form 10KSB
period 2003-12-31
YANG HOLDING CO
filed 2004-03-30
CIK 878788

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C., 20549

                                   FORM 10-KSB

    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                           ACT OF 1934 (FEE REQUIRED)

                   For the fiscal year ended December 31, 2003

                         Commission file number: 0-19505

                              YANG HOLDING COMPANY
                 (Name of small business issuer in its charter)

           Florida                                       65-0274107
(State or other Jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification Number)

999 Brickell Avenue, Suite 600
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

The aggregate market value of the voting stock held by non-affiliates was approximately $0 as of December 31, 2003. The stock was not traded as of December31, 2003.

The number of shares of common stock outstanding as of December 31, 2003, was 50,003,000.

                              Yang Holding Company


                                   Form 10-KSB

                                TABLE OF CONTENTS

                                     PART I
                                                                            Page

ITEM 1.    Description of Business                                           3
ITEM 2.    Description of Property                                           4
ITEM 3.    Legal Proceedings                                                 4
ITEM 4.    Submission of Matters to a Vote of Security Holders               4

                                     PART II

ITEM 5.    Market for Common Equity And related Stockholder Matters          4
ITEM 6.    Management's Discussion and Analysis Or Plan of Operation         4
ITEM 7.    Financial Statements                                              5
ITEM 8.    Changes in and disagreements with Accountants on Accounting
               and Financial Disclosure                                      5
ITEM 8A.   Controls and Procedures                                           5


                                PART III

ITEM 9.    Directors, Executive Officers, Promoters And Control Persons;
               Compliance with Section 16 (a) of the Exchange Act            5
ITEM 10.   Executive Compensation                                            6
ITEM 11.   Security Ownership of Certain Beneficial Owners and Management    6
ITEM 12.   Certain Relationships and Related Transactions                    7
ITEM 13.   Exhibits                                                          7

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

Personnel

As of December 31, 2003, we had only one employee, our President, Treasurer and Secretary, and a director of the Company, Mr. James Chow. If a business combination is consummated, we anticipate hiring a staff to accommodate such business.

Regulatory Matters

We do not yet know what business we will enter as this is dependent on which target acquisition we determine to purchase; however all industries have generally become increasingly regulated in recent years. We are likely to be subject to the various state, Federal, and local laws, rules, regulations and acts once we commence active business operations.

ITEM 2. DESCRIPTION OF PROPERTY

We currently occupy space for our headquarters in the office of Mr. James Chow and do so without a lease and with no obligation to pay rent; the space occupied is insignificant and the value is not considered material. It is anticipated that upon the closing of a business combination, we will enter into a lease or purchase property from which we will operate.

ITEM 3. LEGAL PROCEEDINGS

No legal proceedings are pending or known to be threatened against us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

In the final quarter of the year, no matters were submitted to a vote of security holders.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's shares of common stock were not traded during the fiscal year ended December 31, 2003. We do not anticipate the commencement of a market for our securities until, and unless, a business combination is consummated. As such, there is no guarantee that the common stock will commence trading or that any trading will be active.

On December 31, 2003, the approximate number of record holders of the common stock of the Company was 94.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8A. CONTROLS AND PROCEDURES

         a) Evaluation of Disclosure Controls and Procedures. The term "disclosure controls and procedures" is defined in Rule 13a - 15(e) of the Securities Exchange Act of 1934, or the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Our Secretary and Principal Financial and Accounting Officer have concluded, based on their evaluation as of December 31, 2003, that our disclosure controls and procedures are effective for recording, processing, summarizing and timely reporting the information we are required to disclose in our reports filed under the Exchange Act.
         b) Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting during the year ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


                                    PART III

ITEM 9. DIRECTORS, AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth certain information with respect to the Company's officers, Directors and key employee:

    Name                   Age                  Positions with the Company
    ----                   ---                  --------------------------
  Mr. James Chow           46                   Director, President, Treasurer,
                                                and Secretary

Mr. James Chow was appointed as the Company's President, Treasurer and Secretary on May 22, 1997. Mr. Chow was also elected to the Board of Directors upon the resignation of Angel Lorie, Jr. on June 16, 1997. Mr. Chow currently serves as the sole director and is the sole shareholder of Inter-Global Investments, Incorporated ("Inter-Global"). The primary business of Inter-Global is financial consulting and investing. Mr. Chow has been a Certified Public Accountant since 1981. Mr. Chow served from 1996 to 1997 as the Regional Financial Controller to Miramar Hotel & Investment Co. Ltd., Hong Kong ("Miramar Hotel"). From 1993 to 1996, Mr. Chow served as the financial controller to Nan Hai Hotel, Shenzen, People's Republic of China, a hotel managed by Miramar Hotel. From 1992 until 1993, Mr. Chow served as the assistant Vice President for Finance and Control for Miramar Hotel. From 1987 until 1992, Mr. Chow served as a senior auditor for the accounting firm of Miller, Kaplan, Arase & Company, Los Angeles, California.

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

ITEM 10. EXECUTIVE COMPENSATION

There was no executive compensation in 2003 and 2002.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the holdings of Common Stock by each person who, as of December 31, 2003, held of record, or was known by the Company to own beneficially more than five percent of the outstanding Common Stock of the Company, by each Director and officer of the Company and by all Directors and officers of the Company as a group.

                         Name and Address                 Amount and                        Percent of
Title of Class         Of Beneficial Owner          Nature of Beneficial Owner                Class
--------------         -------------------          --------------------------              ----------
Common                Mr. James Chow (Inter-Global        45,000,000 shares                     90.0%
 Stock                Investments)(1)(2)

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

(3) Principal address is 999 Brickell Avenue, Suite 600, Miami, Florida 33131.

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

(31) CERTIFICATIONS

(32) CERTIFICATIONS

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused. This report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated: February 13, 2004
       -----------------



                                             YANG HOLDING COMPANY


                                             /s/ JAMES CHOW
                                             -----------------------------------
                                             James Chow
                                             President/Director

                              FINANCIAL STATEMENTS
                                TABLE OF CONTENTS

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                      F-2

FINANCIAL STATEMENTS

         Balance Sheet                                                  F-3

         Statements of Operations                                       F-4

         Statements of Stockholders' Equity                             F-5

         Statements of Cash Flows                                       F-6

         Notes to Financial Statements                                F-7, F-10

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------

To the Board of Directors and Stockholders of Yang Holding Company

We have audited the accompanying balance sheet of Yang Holding Company (a development stage company) as of December 31, 2003 and the related statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2003 and 2002 and from June 1, 1993 (Inception) to December 31, 2003 These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, based on our audit and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Yang Holding Company (a development stage company) at December 31, 2003, and the results of its operations and its cash flows for the years ended December 31, 2003 and 2002 and from June 1, 1993 (Date of Inception)to December 31, 2003, in conformity with generally accepted accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company is in the development stage, has yet to generate operating revenues and will require a significant amount of capital to commence its planned principal operations. As reflected in the accompanying financial statements, the Company has incurred accumulated losses since inception of $84,229 and has raised an insignificant amount of capital. As such, there is no assurance that the Company will be successful in its efforts to raise the necessary capital to commence its planned principal operations. These conditions raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




BERENFELD, SPRITZER, SHECHTER & SHEER, CPA'S
Weston, Florida
February 23, 2004

                              YANG HOLDING COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                DECEMBER 31, 2003


                                     ASSETS

         Current Assets

         Cash                                                 $    223
                                                              --------
                  Total Current Assets                             223


       Total Assets                                           $    223
                                                              ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY


        Total Liabilities                                     $      0
                                                              --------

STOCKHOLDERS' EQUITY

       Preferred stock, par value $0.10 per share;
       1,000,000 shares authorized, no shares issued                 0

       Common stock, par value $0.001 per share;
       200,000,000 shares authorized,
       50,003,000 shares issued and outstanding                 50,003

       Additional paid-in capital                               34,449

           Deficit accumulated during the development stage    (84,229)
                                                              --------

       Total Stockholders' Equity                                  223
                                                              --------
     Total Liabilities and Stockholders' Equity               $    223
                                                              ========


The accompanying notes are an integral part of these financial statements.

                              YANG HOLDING COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002


                                                                   CUMULATIVE
                                                                      FROM
                                       2003            2002        INCEPTION
                                    ------------    ------------    --------
Revenues                            $          0    $          0    $      0
                                    ------------    ------------    --------

Costs and Expenses
       Officer compensation                    0               0      24,020
       General and administrative          5,573           4,856      60,209
                                    ------------    ------------    --------

Total Costs and Expenses                   5,573           4,856      84,229
                                    ------------    ------------    --------

Net loss                            $     (5,573)   $     (4,856)   $(84,229)
                                    ============    ============    ========

Weighted average loss per share     $      (0.00)   $      (0.00)
                                    ============    ============

Shares used in the calculation of
   basic and diluted net loss per
   share                              50,003,000      50,003,000
                                    ============    ============


The accompanying notes are an integral part of these financial statements.

                              YANG HOLDING COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF STOCKHOLDERS' EQUITY
     FOR THE PERIOD JANUARY 1, 1993 (DATE OF INCEPTION) TO DECEMBER 31, 2003

                                                                   Additional   Accumulated
                                                Common Stock         Paid-In     During the
     Date         Type                   No. of Shares    Amount     Capital     Dev. Stage    Total
     ----         ----                   -------------   --------  ----------   -----------  --------
    01/01/1993 Issued Stock                 1,019,700    $  1,020          --          --       1,020
    08/13/1993 Issued Stock                 6,500,000       6,500          --          --       6,500
    09/01/1994 Stock Repurchase            (6,500,000)     (6,500)         --          --      (6,500)
    03/15/1995 Issued Stock                 8,380,000       8,380          --          --       8,380
    04/10/1997 Reverse Split 1 for 10      (8,459,730)     (8,460)      8,460          --          --
    05/01/1997 Issued Stock                    60,030          60          --          --          60
    05/22/1997 Issued Stock                 9,000,000       9,000          --          --       9,000
    1993 Additional Shareholder                    --          --      33,287          --      33,287
 Deficit Accumulated Through 1998                  --          --     (53,747)         --     (53,747)
                                           ----------    --------    --------    --------    --------
 Balance, year ended December 31, 1998     10,000,000      10,000      41,747     (53,747)     (2,000)
    02/01/1999 Reverse Split 1 for 20      (9,500,000)     (9,500)      9,500          --          --
    02/01/1999 Issued Stock                        30          --          --          --          --
    04/22/1999 Stock Split 100 for 1       49,502,970      49,503     (49,503)         --          --
          1999 Net Loss                            --          --          --      (7,569)     (7,569)
          1999 Shareholder Contribution            --          --       9,569          --       9,569
                                           ----------    --------    --------    --------    --------
 Balance, year ended December 31, 1999     50,003,000      50,003      11,313     (61,316)         --
          2000 Shareholder Contribution            --          --       7,234          --       7,234
          2000 Net Loss                            --          --          --      (7,234)     (7,234)
                                           ----------    --------    --------    --------    --------
Balance, year ended December 31, 2000      50,003,000      50,003      18,547     (68,550)         --

          2001 Shareholder Contribution            --          --       5,268          --       5,268
          2001 Net Loss                            --          --          --      (5,250)     (5,250)
                                           ----------    --------    --------    --------    --------

Balance, year ended December 31, 2001      50,003,000      50,003      23,815     (73,800)         18

          2002 Shareholder Contribution            --          --       4,844          --       4,844
          2002 Net Loss                            --          --          --      (4,856)     (4,856)
                                           ----------    --------    --------    --------    --------

Balance, year ended December 31, 2002      50,003,000      50,003      28,659     (78,656)          6
          2003 Shareholder Contribution            --          --       5,790          --       5,790
          2003 Net Loss                            --          --          --      (5,573)     (5,573)
                                           ----------    --------    --------    --------    --------
Balance, year ended December 31, 2003      50,003,000    $ 50,003    $ 34,449    $(84,229)   $    223
                                           ==========    ========    ========    ========    ========


The accompanying notes are an integral part of these financial statements.

                              YANG HOLDING COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002



                                                                  CUMULATIVE
                                                                     FROM
                                              2003       2002     INCEPTION
                                            -------    -------    ----------
CASH FLOWS FROM OPERATING
   ACTIVITIES

Net loss                                    ($5,573)   ($4,856)   ($84,229)

Adjustment to reconcile net loss
  to net cash (used) by
  operating activities:
     Issuance of
       common stock for services                 --         --      16,380
     Amortization                                --         --          70
     Increase in other assets                    --         --         (70)

                                            -------    -------    --------

Net cash used by operating activities        (5,573)    (4,856)    (67,849)


Cash flow from investing activities              --         --          --

Cash flow from financing activities
     Issuance of common stock                    --         --       1,000
     Shareholders' additional
        capital                               5,790      4,844      67,072
                                            -------    -------    --------

Net cash provided by financing activities       217      4,844      68,072


Net increase (decrease) in cash             $   217    $   (12)   $    223

Cash beginning of year                            6         18           0
                                            -------    -------    --------

Cash end of year                            $   223    $     6    $    223
                                            =======    =======    ========

The accompanying notes are an integral part of these financial statements.

                              YANG HOLDING COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Business Activity

        Yang Holding Company (we or the Company) was organized under the laws of the State of Florida on July 25, 1991, as National Advertising Group, Inc. The Company, which is in the development stage,has not yet commenced business operations. The Company intends to acquire an operating entity, however, the company has not yet targeted an acquisition.

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

RECENT ACCOUNTING PRONOUNCEMENTS

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

FIN No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others"

In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" which expands previously issued accounting guidance and disclosure requirements for certain guarantees. The interpretation requires an entity to recognize an initial liability for the fair value of an obligation assumed by issuing a guarantee. The initial recognition and initial measurement provisions of FIN No. 45 are applicable to a company on a prospective basis to guarantees issued or modified after December 31, 2002. However, the disclosure requirements in FIN No. 45 are effective for a company's financial statements for periods ending after December 15, 2002. The Company is not a party to any agreement in which it is a guarantor of indebtedness of others therefore the interpretation did not affect the Company's financial position, results of operations or cash flows.

FASB No. 148 "Accounting for Stock-Based Compensation - Transition and
Disclosure"

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". SFAS No. 148 does not alter the provisions of SFAS 123, nor does it require stock-based compensation to be measured under the fair-value method. Rather, SFAS 148 provides alternative transition methods to companies that elect to expense stock-based compensation using the fair-value approach under SFAS No. 123. The Company will continue to account for stock-based compensation in accordance with APB No. 25. As such, the Company does not expect this standard to have a material impact on its financial position or results of operations. The Company has adopted the disclosure-only provisions of SFAS No. 148.

FIN No. 46, "Consolidation of Variable Interest Entities"

In January 2003, the FASB issued Interpretations No. 46, "Consolidation of Variable Interest Entities". FIN No. 46 addresses consolidation by business enterprises of variable interest entities (formerly special purpose entities or "SPEs"). The Company does not have any variable interest entities as defined by FIN No. 46.

FASB No. 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities"

In April 2003, the FASB issued Statement No. 149, "Amendment of
Statement No. 133 on Derivative Instruments and Hedging
Activities". This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under Statement No. 133, "Accounting for Derivatives Instruments and Hedging Activities." The provisions of this statement are effective for all derivatives and hedging activities entered into after June 30, 2003. The Company does not expect SFAS No. 149 to have a material effect on its financial statements.

FASB No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity"

In May 2003, the FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards on the classification and measurement of certain instruments with characteristics of both liabilities and equity. The provisions of SFAS No. 150 are effective for financial instruments entered into or modified after May 31, 2002 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. The Company does not expect SFAS No. 150 to have a material effect on its financial statements.

EITF 03-11, "Reporting Gains and Losses on Derivative Instruments That are Subject to FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and Not Held for Trading Purposes".

In August 2003, the EITF reached a consensus that all gains and losses (realized and unrealized) on derivative instruments within the scope of SFAS 133 should be shown net in the income statement, whether or not settled physically, if the derivative instruments are held for trading purposes. However, the EITF recognized that there may be contracts within the scope of SFAS 133 considered not held for trading purposes that warrant further consideration as to the appropriate income statement classification of the gains and losses. In EITF 03-11, the EITF clarified certain criteria to use in determining whether gains and losses related to non-trading derivative instruments should be shown net in the income statement. The adoption of EITF 03-11 did not have an material effect on the Company's financial position, results of operations or cash flows.

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

            At December 31, 2003, the Company has available approximately $84,229 of net operating losses. The Company has provided a valuation allowance to fully offset those tax benefits that might be recognized in the future, due to the uncertainty of their utilization. These losses begin expiring in 2021.

NOTE 4. GOING CONCERN

        As shown in the accompanying financial statements, the Company is in the development stage, have yet to generate operating revenues and will require a significant amount of capital to commence it's planned principal operations. As reflected in the accompanying financial statements, the Company has incurred accumulated losses since inception of $84,229 and has raised an insignificant amount of capital. As such, there is no assurance that the Company will be successful in its efforts to raise the necessary capital to commence its planned principal operations.

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