Form 10-Q
period 2004-06-30
YANG HOLDING CO
filed 2004-08-16
CIK 878788

FORM 1O-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                Quarterly Report Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                For the Quarterly Period Ended June 30, 2004
                         Commission File Number: 0-19505

                              YANG HOLDING COMPANY
                              --------------------
             (exact name of registrant as specified in its charter)

         FLORIDA                                               65-0274107
         -------                                               ----------
(State or other jurisdiction of                          (IRS Employer I.D. No.)
Incorporation of organization)

                         999 Brickell Avenue, Suite 600
                              Miami, Florida 33131
                              --------------------
                    (Address of principal executive offices)

                                 (305) 810-2898
                                 --------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
                                 --------------
   (former name, address and former fiscal year, if changed from last report)

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

As of June 30, 2004 there were 50,003,000 shares of Common Stock outstanding.

                                      INDEX

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

         Condensed Balance Sheets as of June 30, 2004 (Unaudited) and
         December 31, 2003                                                3

         Condensed Statement of Operations for the Three Months Ended
         March 31, 2004 and 2003 (Unaudited)                              4

         Condensed Statement of Changes in Shareholders' Equity for the
         Three Months Ended June 30, 2004 and 2003 (Unaudited)            5

         Condensed Statement of Cash Flow for the Three Months Ended
         June 30, 2004 and 2003 (Unaudited)                               6

         Notes to Condensed Financial Statements                          7 - 10

ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS                    11

PART II - OTHER INFORMATION                                               12-13

SIGNATURE PAGE                                                            14

                              YANG HOLDING COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS

                                                           06/30/04    12/31/03
                                                         (Unaudited)   (Audited)
                         ASSETS

         Current Assets
         Cash                                              $    293    $    223
                                                           --------    --------
                  Total Current Assets                          293         223
                                                           --------    --------
       Total Assets                                        $    293    $    223
                                                           ========    ========

        LIABILITIES AND STOCKHOLDERS' EQUITY

        Total Liabilities                                  $      0    $      0
                                                           --------    --------
STOCKHOLDERS' EQUITY

       Preferred stock, par value $0.10 per share;
       1,000,000 shares authorized, no shares issued              0           0

       Common stock, par value $0.001 per share;
       200,000,000 shares authorized,
       50,003,000 shares issued and outstanding              50,003      50,003

       Additional paid-in capital                            39,999      34,449

        Deficit accumulated during the
                  development stage                         (89,709)    (84,229)
                                                           --------    --------
       Total Stockholders' Equity                               293         223
                                                           --------    --------
     Total Liabilities and Stockholders' Equity            $    293    $    223
                                                           ========    ========

The accompanying notes are an integral part of these financial statements.

                              YANG HOLDING COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                     QUARTERS ENDED June 30, 2004 AND 2003
                                  (Unaudited)


                                                    2004               2003
                                                ------------       -------------
Revenues                                        $          0       $          0
                                                ------------       ------------
Costs and Expenses
       General and administrative                      2,782                975
                                                ------------       ------------
Total Costs and Expenses                               2,782                975
                                                ------------       ------------
Net loss                                        $     (2,782)      $       (975)
                                                ============       ============
Weighted average loss per share                 $      (0.00)      $      (0.00)
                                                ============       ============
Shares used in the calculation of
   basic and diluted net loss per
   share                                          50,003,000         50,003,000
                                                ============       ============

The accompanying notes are an integral part of these financial statements.

                              YANG HOLDING COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF STOCKHOLDERS' EQUITY
     FOR THE PERIOD JANUARY 1, 1993 (DATE OF INCEPTION) TO June 30, 2004
                                  (Unaudited)

                                                                     Additional   Accumulated
                                                  Common Stock         Paid-In     During the
     Date         Type                     No. of Shares    Amount     Capital     Dev. Stage    Total
     ----         ----                     -------------   --------  ----------   -----------  --------
    01/01/1993 Issued Stock                   1,019,700    $  1,020          --          --       1,020
    08/13/1993 Issued Stock                   6,500,000       6,500          --          --       6,500
    09/01/1994 Stock Repurchase              (6,500,000)     (6,500)         --          --      (6,500)
    03/15/1995 Issued Stock                   8,380,000       8,380          --          --       8,380
    04/10/1997 Reverse Split 1 for 10        (8,459,730)     (8,460)      8,460          --          --
    05/01/1997 Issued Stock                      60,030          60          --          --          60
    05/22/1997 Issued Stock                   9,000,000       9,000          --          --       9,000
    1993 Additional Shareholder                      --          --      33,287          --      33,287
 Deficit Accumulated Through 1998                    --          --     (53,747)         --     (53,747)
                                             ----------    --------    --------    --------    --------
 Balance, year ended December 31, 1998       10,000,000      10,000      41,747     (53,747)     (2,000)
    02/01/1999 Reverse Split 1 for 20        (9,500,000)     (9,500)      9,500          --          --
    02/01/1999 Issued Stock                          30          --          --          --          --
    04/22/1999 Stock Split 100 for 1         49,502,970      49,503     (49,503)         --          --
          1999 Net Loss                              --          --          --      (7,569)     (7,569)
          1999 Shareholder Contribution              --          --       9,569          --       9,569
                                             ----------    --------    --------    --------    --------
 Balance, year ended December 31, 1999       50,003,000      50,003      11,313     (61,316)         --
          2000 Shareholder Contribution              --          --       7,234          --       7,234
          2000 Net Loss                              --          --          --      (7,234)     (7,234)
                                             ----------    --------    --------    --------    --------
Balance, year ended December 31, 2000        50,003,000      50,003      18,547     (68,550)         --

          2001 Shareholder Contribution              --          --       5,268          --       5,268
          2001 Net Loss                              --          --          --      (5,250)     (5,250)
                                             ----------    --------    --------    --------    --------

Balance, year ended December 31, 2001        50,003,000      50,003      23,815     (73,800)         18

          2002 Shareholder Contribution              --          --       4,844          --       4,844
          2002 Net Loss                              --          --          --      (4,856)     (4,856)
                                             ----------    --------    --------    --------    --------

Balance, year ended December 31, 2002        50,003,000      50,003      28,659     (78,656)          6
          2003 Shareholder Contribution              --          --       5,790          --       5,790
          2003 Net Loss                              --          --          --      (5,573)     (5,573)
                                             ----------    --------    --------    --------    --------
Balance, year ended December 31, 2003        50,003,000      50,003      34,449     (84,229)        223

Six mos ended 06/30/04 Shareholder Contrib           --          --       5,550          --       5,550
   Six mos ended 06/30/04 Net Loss                   --          --          --     ( 5,480)     (5,480)
                                             ----------    --------    --------    --------    --------
Balance June 30, 2004                        50,003,000    $ 50,003    $ 39,999    $(89,709)   $    293
                                             ==========    ========    ========    ========    ========


The accompanying notes are an integral part of these financial statements.

                              YANG HOLDING COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
                     QUARTERS ENDED JUNE 30, 2004 AND 2003
                                  (Unaudited)
                                                            2004          2003
                                                          -------       -------
CASH FLOWS FROM OPERATING
   ACTIVITIES

Net loss                                                  ($2,782)        ($975)

Adjustment to reconcile net loss
  to net cash (used) by
  operating activities:                                      --            --
                                                          -------       -------
                                                           (2,782)         (975)

Cash flow from investing activities                          --            --

Cash flow from financing activities
     Shareholders' additional
        capital                                             3,020           260
                                                          -------       -------
Net cash provided by financing activities                   3,020           260

Net increase (decrease) in cash                           $   238      $   (715)

Cash beginning of period                                       55           776
                                                          -------       -------
Cash end of year                                          $   293       $    61
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

         At June 30, 2004, the Company has available approximately $89,709 of net operating losses. The Company has provided a valuation allowance to fully offset those tax benefits that might be recognized in the future, due to the uncertainty of their utilization. These losses begin expiring in 2021.

NOTE 4. GOING CONCERN

         As shown in the accompanying financial statements, the Company is in the development stage, have yet to generate operating revenues and will require a significant amount of capital to commence it's planned principal operations. As reflected in the accompanying financial statements, the Company has incurred accumulated losses since inception of $89,709 and has raised an insignificant amount of capital. As such, there is no assurance that the Company will be successful in its efforts to raise the necessary capital to commence its planned principal operations.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The Registrant has not, as of the end of the three month period ended JUNE 30, 2004, commenced active business operations. As of JUNE 30, 2004 the Registrant had assets in the amount of $293, no liabilities, and the total Shareholders' Equity was $293.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY- HOLDERS

         Not Applicable

ITEM 5. OTHER INFORMATION

         On July 29, 2004 Mr. Huang, Yahe accepted the position of Chairman of the Board of Yang Holding Company. Mr. Huang is a citizen and resident of the People's Republic of China and is President of Yongda Venture Group, Inc., a Florida Corporation. Mr. Huang is a very successful businessman.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        Exhibit 31.1 Certification Pursuant to Rule 15-d-14(a)

        Exhibit 32.1 Certification Pursuant to 18 U.S.C. Section 1350, as
                     adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Date: August 10, 2004