Form 10-Q
period 2004-09-30
YANG HOLDING CO
filed 2004-11-15
CIK 878788

FORM 1O-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                For the Quarterly Period Ended September 30, 2004
                         Commission File Number: 0-19505

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

As of September 30, 2004 there were 50,003,000 shares of Common Stock outstanding.

                                      INDEX

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

         Condensed Balance Sheets
         as of September 30, 2004 (Unaudited) and December 31, 2003       3

         Condensed Statement of Operations for the Three Months Ended
         September 30, 2004 and 2003 (Unaudited)                          4

         Condensed Statement of Changes in Shareholders' Equity for the
         Three Months Ended September 30, 2004 and 2003 (Unaudited)       5

         Condensed Statement of Cash Flow for the Three Months Ended
         September 30, 2004 and 2003 (Unaudited)                          6

         Notes to Condensed Financial Statements                        7 - 10

ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS                    11

PART II - OTHER INFORMATION                                            12 - 13

SIGNATURE PAGE                                                            14

                              YANG HOLDING COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS

                                                          09/30/04     12/31/03
                                                         -----------   ---------
                                                         (Unaudited)   (Audited)
                         ASSETS

         Current Assets
         Cash                                            $     20      $    223
                                                         --------      --------
                  Total Current Assets                         20           223
                                                         --------      --------
       Total Assets                                      $     20      $    223
                                                         ========      ========

        LIABILITIES AND STOCKHOLDERS' EQUITY

        Total Liabilities                                $      0      $      0
                                                         --------      --------
STOCKHOLDERS' EQUITY

       Preferred stock, par value $0.10 per share;
       1,000,000 shares authorized, no shares issued            0             0

       Common stock, par value $0.001 per share;
       200,000,000 shares authorized,
       50,003,000 shares issued and outstanding            50,003        50,003

       Additional paid-in capital                          40,321        34,449

        Deficit accumulated during the
                  development stage                       (90,304)      (84,229)
                                                         --------      --------
       Total Stockholders' Equity                              20           223
                                                         --------      --------
     Total Liabilities and Stockholders' Equity          $     20      $    223
                                                         ========      ========

The accompanying notes are an integral part of these financial statements.

                              YANG HOLDING COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                   QUARTERS ENDED September 30, 2004 AND 2003
                                   (Unaudited)


                                          2004               2003
                                      ------------      ------------
Revenues                              $          0      $          0
                                      ------------      ------------
Costs and Expenses
       General and administrative              594               238
                                      ------------      ------------
Total Costs and Expenses                       594               238
                                      ------------      ------------
Net loss                              $       (594)     $       (238)
                                      ============      ============
Weighted average loss per share       $      (0.00)     $      (0.00)
                                      ============      ============
Shares used in the calculation of
   basic and diluted net loss per
   share                                50,003,000        50,003,000
                                      ============      ============

The accompanying notes are an integral part of these financial statements.

                              YANG HOLDING COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF STOCKHOLDERS' EQUITY
    FOR THE PERIOD JANUARY 1, 1993 (DATE OF INCEPTION) TO September 30, 2004
                                   (Unaudited)

                                                                               Additional   Accumulated
                                                        Common Stock             Paid-In     During the
     Date         Type                         No. of Shares      Amount        Capital     Dev. Stage      Total
     ----         ----                         -------------     --------      ----------   ------------   --------
    01/01/1993 Issued Stock                       1,019,700      $  1,020            --            --         1,020
    08/13/1993 Issued Stock                       6,500,000         6,500            --            --         6,500
    09/01/1994 Stock Repurchase                  (6,500,000)       (6,500)           --            --        (6,500)
    03/15/1995 Issued Stock                       8,380,000         8,380            --            --         8,380
    04/10/1997 Reverse Split 1 for 10            (8,459,730)       (8,460)        8,460            --            --
    05/01/1997 Issued Stock                          60,030            60            --            --            60
    05/22/1997 Issued Stock                       9,000,000         9,000            --            --         9,000
    1993 Additional Shareholder                          --            --        33,287            --        33,287
 Deficit Accumulated Through 1998                        --            --       (53,747)           --       (53,747)
                                                -----------      --------      --------      --------      --------
 Balance, year ended December 31, 1998           10,000,000        10,000        41,747       (53,747)       (2,000)
    02/01/1999 Reverse Split 1 for 20            (9,500,000)       (9,500)        9,500            --            --
    02/01/1999 Issued Stock                              30            --            --            --            --
    04/22/1999 Stock Split 100 for 1             49,502,970        49,503       (49,503)           --            --
          1999 Net Loss                                  --            --            --        (7,569)       (7,569)
          1999 Shareholder Contribution                  --            --         9,569            --         9,569
                                                -----------      --------      --------      --------      --------
 Balance, year ended December 31, 1999           50,003,000        50,003        11,313       (61,316)           --
          2000 Shareholder Contribution                  --            --         7,234            --         7,234
          2000 Net Loss                                  --            --            --        (7,234)       (7,234)
                                                -----------      --------      --------      --------      --------
Balance, year ended December 31, 2000            50,003,000        50,003        18,547       (68,550)           --

          2001 Shareholder Contribution                  --            --         5,268            --         5,268
          2001 Net Loss                                  --            --            --        (5,250)       (5,250)
                                                -----------      --------      --------      --------      --------

Balance, year ended December 31, 2001            50,003,000        50,003        23,815       (73,800)           18

          2002 Shareholder Contribution                  --            --         4,844            --         4,844
          2002 Net Loss                                  --            --            --        (4,856)       (4,856)
                                                -----------      --------      --------      --------      --------

Balance, year ended December 31, 2002            50,003,000        50,003        28,659       (78,656)            6
          2003 Shareholder Contribution                  --            --         5,790            --         5,790
          2003 Net Loss                                  --            --            --        (5,573)       (5,573)
                                                -----------      --------      --------      --------      --------
Balance, year ended December 31, 2003            50,003,000        50,003        34,449       (84,229)          223

Nine mos ended 09/30/04 Shareholder Contrib              --            --         5,872            --         5,872
   Nine mos ended 09/30/04 Net Loss                      --            --            --        (6,075)       (6,075)
                                                -----------      --------      --------      --------      --------
Balance September 30, 2004                       50,003,000      $ 50,003      $ 40,321      $(90,304)     $     20
                                                ===========      ========      ========      ========      ========

The accompanying notes are an integral part of these financial statements.

                              YANG HOLDING COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
                   QUARTERS ENDED September 30, 2004 AND 2003
                                   (Unaudited)

                                              2004       2003
                                              -----      -----
CASH FLOWS FROM OPERATING
   ACTIVITIES

Net loss                                      ($594)     ($238)

Adjustment to reconcile net loss
  to net cash (used) by
  operating activities:                          --         --
                                              -----      -----
                                               (594)      (238)

Cash flow from investing activities              --         --

Cash flow from financing activities
     Shareholders' additional
        capital                                 322        250
                                              -----      -----
Net cash provided by financing activities       322        250
                                              -----      -----
Net increase (decrease) in cash               $ 272      $  12

Cash beginning of period                        292         61
                                              -----      -----
Cash end of year                              $  20      $  73
                                              =====      =====

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

         At September 30, 2004, the Company has available approximately $90,303 of net operating losses. The Company has provided a valuation allowance to fully offset those tax benefits that might be recognized in the future, due to the uncertainty of their utilization. These losses begin expiring in 2021.

NOTE 4. GOING CONCERN

         As shown in the accompanying financial statements, the Company is in the development stage, have yet to generate operating revenues and will require a significant amount of capital to commence it's planned principal operations. As reflected in the accompanying financial statements, the Company has incurred accumulated losses since inception of $90,303 and has raised an insignificant amount of capital. As such, there is no assurance that the Company will be successful in its efforts to raise the necessary capital to commence its planned principal operations.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The Registrant has not, as of the end of the three month period ended September 30, 2004, commenced active business operations. As of September 30, 2004 the Registrant had assets in the amount of $20, no liabilities, and the total Shareholders' Equity was $20.

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

         On April 12, 2000 the Company filed a Form 8-K, which is incorporated herein by reference. The Report principally dealt with a change in the Company's Certified Public Accountants, from Dohan and Company, P.A. to Berkovitz and Company, P.A. and states there were no disagreements with Dohan and Company,P.A.

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

Date: November 11, 2004