Form 10KSB
period 2004-12-31
YANG HOLDING CO
filed 2005-04-01
CIK 878788

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C., 20549

                                   FORM 10-KSB

    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                           ACT OF 1934 (FEE REQUIRED)

                   For the fiscal year ended December 31, 2004

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

The aggregate market value of the voting stock held by non-affiliates was approximately $0 as of December 31, 2004. The stock was not traded as of December 31, 2004.

The number of shares of common stock outstanding as of December 31, 2004, was 50,003,000.

                              Yang Holding Company

                                   Form 10-KSB

                                TABLE OF CONTENTS

                                     PART I
                                                                            Page

ITEM 1.    Description of Business                                           3
ITEM 2.    Description of Property                                           4
ITEM 3.    Legal Proceedings                                                 4
ITEM 4.    Submission of Matters to a Vote of Security Holders               4

                                     PART II

ITEM 5.    Market for Common Equity And related Stockholder Matters          4
ITEM 6.    Management's Discussion and Analysis Or Plan of Operation         4
ITEM 7.    Financial Statements                                              5
ITEM 8.    Changes in and disagreements with Accountants on Accounting
               and Financial Disclosure                                      5
ITEM 8A.   Controls and Procedures                                           5

                                    PART III

ITEM 9.    Directors, Executive Officers, Promoters And Control Persons;
               Compliance with Section 16 (a) of the Exchange Act            5
ITEM 10.   Executive Compensation                                            6
ITEM 11.   Security Ownership of Certain Beneficial Owners and Management    6
ITEM 12.   Certain Relationships and Related Transactions                    7
ITEM 13.   Exhibits                                                          7
ITEM 14.   Principal Accountant Fees and Services                            7

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

Personnel

As of December 31, 2004, we had only one employee, our President, Treasurer and Secretary, and a director of the Company, Mr. James Chow. If a business combination is consummated, we anticipate hiring a staff to accommodate such business.

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

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's shares of common stock were not traded during the fiscal year ended December 31, 2004. We do not anticipate the commencement of a market for our securities until, and unless, a business combination is consummated. As such, there is no guarantee that the common stock will commence trading or that any trading will be active.

On December 31, 2004, the approximate number of record holders of the common stock of the Company was 94.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8A. CONTROLS AND PROCEDURES

         a) Evaluation of Disclosure Controls and Procedures. The term "disclosure controls and procedures" is defined in Rule 13a - 15(e) of the Securities Exchange Act of 1934, or the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Our Secretary and Principal Financial and Accounting Officer have concluded, based on their evaluation as of December 31, 2004, that our disclosure controls and procedures are effective for recording, processing, summarizing and timely reporting the information we are required to disclose in our reports filed under the Exchange Act.

         b) Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting during the year ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

ITEM 9. DIRECTORS, AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth certain information with respect to the Company's officers, Directors and key employee:

    Name                   Age                  Positions with the Company
    ----                   ---                  --------------------------
  Mr. James Chow           47                   Director, President, Treasurer,
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

ITEM 10. EXECUTIVE COMPENSATION

There was no executive compensation in 2004 and 2003.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the holdings of Common Stock by each person who, as of December 31, 2004, held of record, or was known by the Company to own beneficially more than five percent of the outstanding Common Stock of the Company, by each Director and officer of the Company and by all Directors and officers of the Company as a group.

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

ITEM 14. PRINCIPAL ACCOUNTANT'S FEES AND SERVICES

The following table sets forth fees billed to the Company by the Company's independent auditors for the years ended December 31, 2004 and December 31,2003 for (i)services rendered for the audit of the Company's annual financial statements, (ii) services rendered that are reasonably related to the performance of the audit of the Company's financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance. The Company's sole officer and director pre-approved all services rendered by the Company's independent auditors.

Principal Accountant Fees and Services

For the fiscal year ended
December 31, 2004
December 31, 2003
Audit fees
           $4,250
           $4,000
Audit - related fees
                0
                0
Tax Fees
                0
                0
      Total Fees
           $4,250
           $4,000


(31) CERTIFICATIONS

(32) CERTIFICATIONS

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused. This report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated: March 22,2005
       -------------



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

         Notes to Financial Statements                                F-7, F-9

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------

To the Board of Directors and Stockholders of Yang Holding Company

We have audited the accompanying balance sheet of Yang Holding Company as of December 31, 2004 and the related statements of operations, stockholders' equity and cash flows for each of the years in the two-year period ended December 31, 2004. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Yang Holding Company as of December 31, 2004 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.




BERENFELD, SPRITZER, SHECHTER & SHEER, CPA'S
Sunrise, Florida
March 30, 2005
                                       F-2

                              YANG HOLDING COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                DECEMBER 31, 2004


                                     ASSETS

         Current Assets

         Cash                                                 $     21
                                                              --------
                  Total Current Assets                              21
                                                              --------
       Total Assets                                           $     21
                                                              ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY


        Total Liabilities                                     $      0
                                                              --------

STOCKHOLDERS' EQUITY

       Preferred stock, par value $0.10 per share;
       1,000,000 shares authorized, no shares issued                 0

       Common stock, par value $0.001 per share;
       200,000,000 shares authorized,
       50,003,000 shares issued and outstanding                 50,003

       Additional paid-in capital                               40,575

           Deficit accumulated during the development stage    (90,557)
                                                              --------

       Total Stockholders' Equity                                   21
                                                              --------
     Total Liabilities and Stockholders' Equity               $     21
                                                              ========


The accompanying notes are an integral part of these financial statements.

                              YANG HOLDING COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003


                                                                   CUMULATIVE
                                                                      FROM
                                       2004            2003        INCEPTION
                                    ------------    ------------    --------
Revenues                            $          0    $          0    $      0
                                    ------------    ------------    --------

Costs and Expenses
       Officer compensation                    0               0      24,020
       General and administrative          6,328           5,573      66,537
                                    ------------    ------------    --------

Total Costs and Expenses                   6,528           4,856      90,557
                                    ------------    ------------    --------

Net loss                            $     (6,528)   $     (4,856)   $(90,557)
                                    ============    ============    ========

Weighted average loss per share     $      (0.00)   $      (0.00)
                                    ============    ============

Shares used in the calculation of
   basic and diluted net loss per
   share                              50,003,000      50,003,000
                                    ============    ============


The accompanying notes are an integral part of these financial statements.

                              YANG HOLDING COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF STOCKHOLDERS' EQUITY
     FOR THE PERIOD JANUARY 1, 1993 (DATE OF INCEPTION) TO DECEMBER 31, 2004

                                                                   Additional   Accumulated
                                                Common Stock         Paid-In     During the
     Date         Type                   No. of Shares    Amount     Capital     Dev. Stage    Total
     ----         ----                   -------------   --------  ----------   -----------  --------
    01/01/1993 Issued Stock                 1,019,700    $  1,020          --          --       1,020
    08/13/1993 Issued Stock                 6,500,000       6,500          --          --       6,500
    09/01/1994 Stock Repurchase            (6,500,000)     (6,500)         --          --      (6,500)
    03/15/1995 Issued Stock                 8,380,000       8,380          --          --       8,380
    04/10/1997 Reverse Split 1 for 10      (8,459,730)     (8,460)      8,460          --          --
    05/01/1997 Issued Stock                    60,030          60          --          --          60
    05/22/1997 Issued Stock                 9,000,000       9,000          --          --       9,000
    1993 Additional Shareholder                    --          --      33,287          --      33,287
 Deficit Accumulated Through 1998                  --          --     (53,747)         --     (53,747)
                                           ----------    --------    --------    --------    --------
 Balance, year ended December 31, 1998     10,000,000      10,000      41,747     (53,747)     (2,000)
    02/01/1999 Reverse Split 1 for 20      (9,500,000)     (9,500)      9,500          --          --
    02/01/1999 Issued Stock                        30          --          --          --          --
    04/22/1999 Stock Split 100 for 1       49,502,970      49,503     (49,503)         --          --
          1999 Net Loss                            --          --          --      (7,569)     (7,569)
          1999 Shareholder Contribution            --          --       9,569          --       9,569
                                           ----------    --------    --------    --------    --------
 Balance, year ended December 31, 1999     50,003,000      50,003      11,313     (61,316)         --
          2000 Shareholder Contribution            --          --       7,234          --       7,234
          2000 Net Loss                            --          --          --      (7,234)     (7,234)
                                           ----------    --------    --------    --------    --------
Balance, year ended December 31, 2000      50,003,000      50,003      18,547     (68,550)         --

          2001 Shareholder Contribution            --          --       5,268          --       5,268
          2001 Net Loss                            --          --          --      (5,250)     (5,250)
                                           ----------    --------    --------    --------    --------

Balance, year ended December 31, 2001      50,003,000      50,003      23,815     (73,800)         18

          2002 Shareholder Contribution            --          --       4,844          --       4,844
          2002 Net Loss                            --          --          --      (4,856)     (4,856)
                                           ----------    --------    --------    --------    --------

Balance, year ended December 31, 2002      50,003,000      50,003      28,659     (78,656)          6
          2003 Shareholder Contribution            --          --       5,790       5,790
          2003 Net Loss                                                            (5,573)
Balance, year ended December 31, 2003      50,003,000      50,003      34,449     (84,229)        223
          2004 Shareholder Contribution            --          --       6,126       6,126
          2004 Net Loss                                                            (6,328)     (6,328)
                                           ----------    --------    --------    --------    --------
Balance, year ended December 31, 2004      50,003,000    $ 50,003    $ 40,575    $(90,557)   $     21
                                           ==========    ========    ========    ========    ========

The accompanying notes are an integral part of these financial statements.

                              YANG HOLDING COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                                  CUMULATIVE
                                                                     FROM
                                              2004       2003     INCEPTION
                                            -------    -------    ----------
CASH FLOWS FROM OPERATING
   ACTIVITIES

Net loss                                    ($6,328)   ($5,573)   ($90,557)

Adjustment to reconcile net loss
  to net cash (used) by
  operating activities:
     Issuance of
       common stock for services                 --         --      16,380
     Amortization                                --         --          70
     Increase in other assets                    --         --         (70)
                                            -------    -------    --------
Net cash used by operating activities        (6,328)    (5,573)    (74,177)


Cash flow from investing activities              --         --          --

Cash flow from financing activities
     Issuance of common stock                    --         --       1,000
     Shareholders' additional
        capital                               6,126      5,790      73,198
                                            -------    -------    --------

Net cash provided by financing activities     6,126      5,790      74,198


Net increase (decrease) in cash             $ ( 202)   $   217    $     21

Cash beginning of year                          223          6           0
                                            -------    -------    --------

Cash end of year                            $    21    $   223    $     21
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

FASB No. 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities"

In April 2003, the FASB issued Statement No. 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities". This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under Statement No. 133, "Accounting for Derivatives Instruments and Hedging Activities." The provisions of this statement are effective for all derivatives and hedging activities entered into after June 30, 2003. SFAS No. 149 did not have a material effect on the Company's financial position, results of operations or cash flows.

FASB No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity"

In May 2003, the FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards on the classification and measurement of certain instruments with characteristics of both liabilities and equity. The provisions of SFAS No. 150 are effective for financial instruments entered into or modified after May 31, 2002 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. SFAS No. 150 did not have a material effect on the Company's financial position, results of operations or cash flows.

EITF 03-11, "Reporting Gains and Losses on Derivative Instruments That are Subject to FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and Not Held for Trading Purposes".

In August 2003, the EITF reached a consensus that all gains and losses (realized and unrealized) on derivative instruments within the scope of SFAS 133 should be shown net in the income statement, whether or not settled physically, if the derivative instruments are held for trading purposes. However, the EITF recognized that there may be contracts within the scope of SFAS 133 considered not held for trading purposes that warrant further consideration as to the appropriate income statement classification of the gains and losses. In EITF 03-11, the EITF clarified certain criteria to use in determining whether gains and losses related to non-trading derivative instruments should be shown net in the income statement. The adoption of EITF 03-11 did not have a material effect on the Company's financial position, results of operations or cash flows.

On December 2004, the FASB issued SFAS No. 123R, "Accounting for Stock-Based Compensation". This statement is a revision to SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No.25, "Accounting for Stock Issued to Employees". This statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions).That cost will be recognized over the period during which an employee is required to provide service, the requisite service period (usually the vesting period). The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models.

In addition, a public entity is required to measure the cost of employee services received in exchange for an award of liability instruments based on its current value. The fair value of that award will be re-measured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over the period.

For public entities that file as small business issuers, this statement is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005.

At the required effective date, all public entities that used the fair value method for either recognition or disclosure under Statement 123 are required to apply this statement using a modified version of prospective application. Under that transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under Statement 123 for either recognition or pro-forma disclosures. For periods before the required effective date, those entities may elect to apply the modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by Statement 123. The Company does not expect SFAS No. 123R to have a material effect on its financial statements.

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

At December 31, 2004, the Company has available approximately $90,557 of net operating losses. The Company has provided a valuation allowance to fully offset those tax benefits that might be recognized in the future, due to the uncertainty of their utilization. These losses begin expiring in 2013.

NOTE 4. GOING CONCERN

As shown in the accompanying financial statements, the Company is in the development stage, have yet to generate operating revenues and will require a significant amount of capital to commence it's planned principal operations. As reflected in the accompanying financial statements, the Company has incurred accumulated losses since inception of $90,557 and has raised an insignificant amount of capital. As such, there is no assurance that the Company will be successful in its efforts to raise the necessary capital to commence its planned principal operations.

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