Form 10-Q
period 2005-03-31
YANG HOLDING CO
filed 2005-05-24
CIK 878788

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 1O-Q

                Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                For the Quarterly Period Ended March 31, 2005
                         Commission File Number: 0-19505

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

As of March 31, 2005 there were 50,003,000 shares of Common Stock outstanding.

                                      INDEX

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

         Condensed Balance Sheets as of March 31, 2005(Unaudited) and
         December 31, 2004                                                  3

         Condensed Statement of Operations for the Three Months Ended
         March 31, 2005 and 2004 (Unaudited)                                4

         Condensed Statement of Changes in Shareholders' Equity for the
         Three Months Ended March 31, 2005 and 2004 (Unaudited)             5

         Condensed Statement of Cash Flow for the Three Months Ended
         March 31, 2005 and 2004 (Unaudited)                                6

         Notes to Condensed Financial Statements                          7 - 9

ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS                     10

PART II - OTHER INFORMATION                                              11 - 12

SIGNATURE PAGE                                                             13

                              YANG HOLDING COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS

                                                           03/31/05   12/31/04
                                                           --------   --------
                                                         (Unaudited)  (Audited)
                         ASSETS

         Current Assets
         Cash                                              $     1    $     21
                                                           --------    --------
                  Total Current Assets                           1          21
                                                           --------    --------
       Total Assets                                        $     1    $     21
                                                           ========    ========

        LIABILITIES AND STOCKHOLDERS' EQUITY

        Total Liabilities                                  $      0    $     0
                                                           --------    --------
STOCKHOLDERS' EQUITY

       Preferred stock, par value $0.10 per share;
       1,000,000 shares authorized, no shares issued              0          0

       Common stock, par value $0.001 per share;
       200,000,000 shares authorized,
       50,003,000 shares issued and outstanding              50,003     50,003

       Additional paid-in capital                            40,575     40,575

        Deficit accumulated during the
                  development stage                         (90,577)   (90,557)
                                                           --------    --------
       Total Stockholders' Equity                                 1         21
                                                           --------    --------
     Total Liabilities and Stockholders' Equity            $      1    $    21
                                                           ========    ========

The accompanying notes are an integral part of these financial statements.

                              YANG HOLDING COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                     QUARTERS ENDED March 31, 2005 and 2004
                                   (Unaudited)


                                                    2005               2004
                                                ------------       ------------
Revenues                                        $          0       $         0
                                                ------------       ------------
Costs and Expenses
       General and administrative                         20             2,698
                                                ------------       ------------
Total Costs and Expenses                                  20             2,698
                                                ------------       ------------
Net loss                                        $        (20)      $    (2,698)
                                                ============       ============
Weighted average loss per share                 $      (0.00)      $     (0.00)
                                                ============       ============
Shares used in the calculation of
   basic and diluted net loss per
   share                                          50,003,000         50,003,000
                                                ============       ============

The accompanying notes are an integral part of these financial statements.

                              YANG HOLDING COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF STOCKHOLDERS' EQUITY
     FOR THE PERIOD JANUARY 1, 1993 (DATE OF INCEPTION) TO March 31, 2005
                                   (Unaudited)

                                                                     Additional   Accumulated
                                                  Common Stock         Paid-In     During the
     Date         Type                     No. of Shares    Amount     Capital     Dev. Stage    Total
     ----         ----                     -------------   --------  ----------   -----------  --------
    01/01/1993 Issued Stock                   1,019,700    $  1,020          --          --       1,020
    08/13/1993 Issued Stock                   6,500,000       6,500          --          --       6,500
    09/01/1994 Stock Repurchase              (6,500,000)     (6,500)         --          --      (6,500)
    03/15/1995 Issued Stock                   8,380,000       8,380          --          --       8,380
    04/10/1997 Reverse Split 1 for 10        (8,459,730)     (8,460)      8,460          --          --
    05/01/1997 Issued Stock                      60,030          60          --          --          60
    05/22/1997 Issued Stock                   9,000,000       9,000          --          --       9,000
    1993 Additional Shareholder                      --          --      33,287          --      33,287
 Deficit Accumulated Through 1998                    --          --     (53,747)         --     (53,747)
                                             ----------    --------    --------    --------    --------
 Balance, year ended December 31, 1998       10,000,000      10,000      41,747     (53,747)     (2,000)
    02/01/1999 Reverse Split 1 for 20        (9,500,000)     (9,500)      9,500          --          --
    02/01/1999 Issued Stock                          30          --          --          --          --
    04/22/1999 Stock Split 100 for 1         49,502,970      49,503     (49,503)         --          --
          1999 Net Loss                              --          --          --      (7,569)     (7,569)
          1999 Shareholder Contribution              --          --       9,569          --       9,569
                                             ----------    --------    --------    --------    --------
 Balance, year ended December 31, 1999       50,003,000      50,003      11,313     (61,316)         --
          2000 Shareholder Contribution              --          --       7,234          --       7,234
          2000 Net Loss                              --          --          --      (7,234)     (7,234)
                                             ----------    --------    --------    --------    --------
Balance, year ended December 31, 2000        50,003,000      50,003      18,547     (68,550)         --

          2001 Shareholder Contribution              --          --       5,268          --       5,268
          2001 Net Loss                              --          --          --      (5,250)     (5,250)
                                             ----------    --------    --------    --------    --------

Balance, year ended December 31, 2001        50,003,000      50,003      23,815     (73,800)         18

          2002 Shareholder Contribution              --          --       4,844          --       4,844
          2002 Net Loss                              --          --          --      (4,856)     (4,856)
                                             ----------    --------    --------    --------    --------

Balance, year ended December 31, 2002        50,003,000      50,003      28,659     (78,656)          6
          2003 Shareholder Contribution              --          --       5,790          --       5,790
          2003 Net Loss                              --          --          --      (5,573)     (5,573)
                                             ----------    --------    --------    --------    --------
Balance, year ended December 31, 2003        50,003,000      50,003      34,449     (84,229)        223

2004 Shareholder Contrib                             --          --       6,126          --       6,126
2004 Net Loss                                        --          --          --     ( 6,328)     (6,328)
                                             ----------    --------    --------    --------    --------
Balance December 31, 2004                    50,003,000    $ 50,003    $ 40,575    $(90,557)   $     21

Three mos ended 03/31/05 Shareholder Contrib         --          --          --          --          --
   Three mos ended 03/31/05 Net Loss                 --          --          --        ( 20)        (20)
                                             ----------    --------    --------    --------    --------
Balance September 30, 2004                   50,003,000    $ 50,003    $ 40,575    $(90,577)   $      1
                                             ==========    ========    ========    ========     =======

The accompanying notes are an integral part of these financial statements.

                              YANG HOLDING COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
                     QUARTERS ENDED MARCH 31, 2005 AND 2004
                                   (Unaudited)
                                                            2005          2004
                                                          -------       -------
CASH FLOWS FROM OPERATING
   ACTIVITIES

Net loss                                                  $   (20)      $(2,698)

Adjustment to reconcile net loss
  to net cash (used) by
  operating activities:                                      --            --
                                                          -------       -------
Net cash used by operating activities                         (20)       (2,698)

Cash flow from investing activities                          --            --

Cash flow from financing activities
     Shareholders' additional
        capital                                               --          2,530
                                                          -------       -------
Net cash provided by financing activities                     --          2,530
                                                          -------       -------
Net increase (decrease) in cash                           $   (20)      $  (168)

Cash beginning of period                                       21           223
                                                          -------       -------
Cash end of year                                          $     1       $    55
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

            At March 31, 2005, the Company has available approximately $90,577 of net operating losses. The Company has provided a valuation allowance to fully offset those tax benefits that might be recognized in the future, due to the uncertainty of their utilization. These losses begin expiring in 2013.

NOTE 4. GOING CONCERN

        As shown in the accompanying financial statements, the Company is in the development stage, have yet to generate operating revenues and will require a significant amount of capital to commence it's planned principal operations. As reflected in the accompanying financial statements, the Company has incurred accumulated losses since inception of $90,577 and has raised an insignificant amount of capital. As such, there is no assurance that the Company will be successful in its efforts to raise the necessary capital to commence its planned principal operations.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The Registrant has not, as of the end of the three month period ended March 31, 2005, commenced active business operations. As of March 31, 2005 the Registrant had assets in the amount of $1, no liabilities, and the total Shareholders' Equity was $1.

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

Date: May 13, 2005